Form 10-K
period 1993-10-31
HRE PROPERTIES
filed 1994-01-31
CIK 48896

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended October 31, 1993

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _____ to _____

                         Commission File No. 1-6309

                               HRE PROPERTIES

           (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                           04-245-8042
  -------------------------------           ------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

        530 FIFTH AVENUE
        NEW YORK, NEW YORK                        10036
 -----------------------------------            ----------
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code: (212) 642-4800

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
  Title of each class                     on which registered
  --------------------                    ---------------------
  Common Shares, without par value        New York Stock Exchange

  Preferred Share Purchase Rights         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  /X/                           No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant ($54,394,514.00 as of January 14, 1994).

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,320,106 Common Shares, without par value, as of January 14, 1994.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for Annual Meeting of Shareholders to be held on March 3, 1994 (certain parts as indicated herein) (Part III).

                                   PART I
ITEM I..    BUSINESS.

     General Development

     HRE Properties (the "Trust") was organized on July 7, 1969 as an unincorporated business trust under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated July 7, 1969, as amended. The Trust's headquarters are located in New York, New York.

     The Trust has qualified and has elected to be taxed as a real estate investment trust under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to such provisions of the Code, a trust which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Trust intends to continue to qualify as a real estate investment trust for federal income tax purposes.

     The Trust was formed with the intention of providing its shareholders with a means of participating in the ownership of income-producing properties. The Trust owns and manages a portfolio of retail properties, office buildings, and industrial properties. The Trust also seeks to identify desirable properties for acquisitions which it makes in the normal course of business. In addition, the Trust regularly reviews its portfolio and from time to time considers and makes the sale of certain properties.

     At October 31, 1993, the Trust owned or had an equity interest in twenty-two properties comprised of office buildings, shopping centers, single tenant retail stores, and service and distribution facilities located in sixteen states throughout the United States, containing a total of 3,075,000 square feet of gross leasable space. The Trust also holds one participating mortgage of $4,836,000 secured by an office building containing 62,000 square feet of gross leasable space.

     For the five year period ended October 31, 1993, the Trust acquired four real estate properties totalling 198,000 square feet of gross leasable space at an aggregate purchase price of $21.8 million. The properties were acquired with proceeds of $12.2 million of non-recourse first mortgage loan financing and available cash. In addition, the Trust has also spent nearly $19 million to expand, renovate, improve and lease its properties. Such activities were financed primarily through available liquid assets. During this same period, the Trust sold four net leased properties totalling 359,000 square feet of gross leasable space for gross sales proceeds aggregating $14.1 million. The Trust also disposed of three other properties owned in joint ventures in which it held interests (see Recent Developments).

     At October 31, 1993, of the twenty-two properties in the Trust's portfolio, nine were retail properties (including five shopping centers), containing in the aggregate 1,089,000 square feet of gross leasable space. The Trust's retail properties collectively had approximately 128 tenants providing a wide range of retail products and services. Major tenants include supermarkets, national discount department stores and a movie theater. At October 31, 1993, the Trust's overall occupancy rate in its retail properties was 87.4%. In December, 1993, the Trust acquired a 296,000 square foot shopping center located in Meriden, Connecticut at a purchase price of $25 million. The acquisition was financed with a $15 million first mortgage and cash.

     Four properties in the Trust's portfolio are office buildings, totalling approximately 411,000 square feet of gross leasable space. The office properties collectively have more than 50 tenants which offer a wide range of services and include insurance companies, a major engineering firm and government agencies. At October 31, 1993, the Trust's overall occupancy rate in its office properties was 82.7%. The Trust also holds one participating mortgage loan in the amount of $4,836,000 secured by an office building containing 62,000 square feet of gross leasable space.

     Nine properties in the Trust's portfolio are service and distribution facilities totalling 1,575,000 square feet of gross leasable space, consisting of six automobile and truck parts distribution warehouses leased to Chrysler Corporation, two truck sales and service centers and one automobile tire distribution facility. The service and distribution facilities are net leased under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease. Rents paid by Chrysler Corporation to the Trust exceed 10% of the Trust's gross rental revenues.

     At October 31, 1993, the Trust also owned a portfolio of mortgage notes receivable consisting of fixed rate mortgages aggregating $4,081,000 (excluding the participating mortgage described above). The fixed rate mortgages are secured by retail properties sold by the Trust in prior years.

     Property Management

     The Trust actively manages and supervises the operations and leasing at six of its retail property locations. Eleven of the Trust's properties are net leased to single tenants under long-term lease arrangements, in which case, management is provided by the tenants. The Trust's remaining properties are managed by independent third party management firms retained by the Trust. The Trust closely supervises the management firms it engages to manage its properties.

     Recent Developments

     During fiscal 1993, the Trust acquired two properties at an aggregate purchase price of $6.2 million. The Trust also spent $1.5 million for leasing costs and capital improvements to properties it already owns. The Trust expects to spend similar amounts in fiscal 1994 for its properties. Substantially all such capital improvements were incurred in connection with the Trust's office and retail leasing activities. During the 1993 fiscal year, the Trust leased over 130,000 square feet of gross leasable space, compared to 157,000 square feet in the prior year. The square footage leased in fiscal 1993 comprised nearly 9% of the total gross leasable space of the Trust's retail and office building properties.

     In light of continuing adverse office market conditions in fiscal 1993, the Trust disposed of its interests in three office building properties totaling 525,000 square feet having an aggregate net book value of approximately $8.4 million. The properties were owned in various joint ventures and were subject to nonrecourse mortgage debt. Two of the properties were foreclosed upon by the respective mortgage lenders after the joint ventures elected not to make required debt service payments. The Trust agreed to sell its 50% interest in the joint venture owning the third office property for $250,000. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to the Consolidated Financial Statements of the Trust.

     The Trust intends to continue to invest substantially all of its assets in income producing real estate, with a primary emphasis on shopping centers, although the Trust will retain the flexibility to invest in other types of real property. While the Trust is not limited to any geographical location, the Trust's current strategy is to invest in properties located in the Northeastern United States.

     Competition

     The real estate investment business is highly competitive. The Trust competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts and individuals. In addition, the Trust's properties are subject to local competitors from the surrounding areas.

     The Trust's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the Trust's office buildings are located, competition for tenants is intense. Leasing space to prospective tenants is generally determined on the basis of, among other things, rental rates, location, physical quality of the property and availability of space. The shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where Trust retail properties are located.

     Since the Trust's industrial properties are all net leased under long-term lease arrangements which are not due to expire in the near future, the Trust does not currently face any competitive pressures with respect to such properties.

     Employees

     The Trust has 15 employees, six of whom oversee the management of the Trust's real estate portfolio, analyze potential acquisition properties and determine which properties, if any, to sell. The Trust's remaining employees serve in various professional, executive and administrative capacities.

ITEM II..   PROPERTIES.

     Retail Properties

     The following table sets forth information concerning each retail property in which the Trust owned an equity interest at October 31, 1993. All retail properties are 100% owned in fee by the Trust.



                                  Gross Leasable Number
              Year      Year      Square         of
Location      Completed Acquired  Feet   Acres   Tenants Occupancy Principal Tenant
Mesa, Arizona   1971    1971     92,000   7.6    1       100%      Mervyn's (Dayton Hudson)

Tempe, Arizona  1970    1970     86,000   8.6    1       100%      Mervyn's (Dayton Hudson)

Clearwater,
Florida         1983    1985    231,000  21.5   46        88%      Albertson's

Springfield,
Massachusetts   1970    1970    284,000  26.0   16        76%      Caldor

Newington,
New Hampshire   1975    1979    102,000  14.3    6        80%      Sears Roebuck Home Life Store

Wayne,
New Jersey      1959    1992     99,000   9.0   34        83%      Great Atlantic & Pacific Tea
                                                                   Co.
Farmingdale,
New York        1981    1993     70,000   5.6   12        96%      King Kullen
Somers,
New York        1989    1992     19,000   4.9   11        95%      Putnam County Savings Bank

Manassas,
Virginia        1971    1972    106,000  14.1    1       100%      The Hecht Company (May Department
                                                                   Stores)

     Office Properties

     The following table sets forth information concerning each office property in which the Trust owned an equity interest at October 31, 1993. Except as otherwise noted, office properties are 100% owned in fee by the Trust.

                              Rentable
            Year    Year      Square          Number
Location  Completed Acquired  Feet    Acres  of Tenants Occupancy  Principal Tenant
Denver,
Colorado    1983      1983    122,000  9.1       9       50%        Kemper Insurance Company

Greenwich,
Connecticut 1983      1993     10,000   .2       3      100%        Multivision Cable TV

Southfield,
Michigan(1) 1973      1983    183,000   7.8      6      100%        Giffels Associates

Houston,
Texas       1972      1975     96,000   3.1     35       93%        Houston Title Company

(1) The Trust owns an 85% partnership interest in this property.

  Distribution and Service Properties

  The following table sets forth information concerning each distribution and service property in which the Trust owned an equity interest at October 31, 1993. Distribution and service properties are 100% owned in fee by the Trust.

                              Rentable        Number
            Year    Year      Square          of
Location  Completed Acquired  Feet    Acres   Tenants Occupancy  Principal Tenant

                                                                                     Rentable
Dallas,
Texas       1970      1970    253,000 14.5    1       100%          Chrysler Corporation

Denver,
Colorado    1970      1970    127,000 11.2    1       100%          Chrysler Corporation

Memphis,
Tennessee   1970      1970    175,000 13.7    1       100%          Chrysler Corporation

Orlando,
Florida     1970      1970    175,000 23.8    1       100%          Chrysler Corporation

Beaverton,
Oregon      1970      1970    149,000 11.4    1       100%          Chrysler Corporation

St. Louis,
Missouri    1970      1970    163,000 16.0    1       100%          Chrysler Corporation

Syracuse,
New York    1973      1973     29,000 10.0    1       100%          Navistar International

Memphis,
Tennessee   1973      1973     28,000  7.1    1       100%          Navistar International

Albany,
Georgia     1972      1972    476,000 51.3    1       100%          Firestone

ITEM III..     LEGAL PROCEEDINGS.

   No legal proceedings are required to be reported under this Item.

ITEM IV..     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1993.


                                   PART II

ITEM V..  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

(a) Price Range of Common Shares

 The Common Shares of the Trust are traded on the New York Stock Exchange under the symbol "HRE". The following table sets forth the high and low closing sales prices for the Trust's Common Shares during the fiscal years ended October 31, 1993 and October 31, 1992, as reported on the New York Stock Exchange:

                 Fiscal Year               Fiscal Year
                 Ended                     Ended
                 October 31, 1993          October 31, 1992
                 ----------------          ----------------
                    High       Low          High     Low
                   -----      ----         ----     ---
Fourth Quarter     $15-7/8 -  14-1/4       $13     - $11
Third Quarter       15-5/8 -  13-3/4        13-5/8 - 11-5/8
Second Quarter      16-3/8 -  12-1/4        14-7/8 - 11-7/8
First Quarter       12-3/8 -  11-1/8        14-7/8 - 10-1/2

(b) Approximate Number of Equity Security Holders

  At December 31, 1993, there were 3,245 shareholders of record of the Trust's Common Shares.

(c) Dividend Declared on Common Shares

  The following table sets forth the dividends declared per Common Share during the fiscal years ended October 31, 1993 and October 31, 1992:

                    Fiscal Year            Fiscal Year
                    Ended                  Ended
                    October 31, 1993       October 31, 1992
                    ----------------       ----------------
Fourth Quarter       $ .27                 $ .27
Third Quarter          .27                   .27
Second Quarter         .27                   .27
First Quarter          .27                   .35
                     -----                 -----
                     $1.08                 $1.16
                     =====                 =====

 The Trust made distributions to shareholders aggregating $1.08 per Common Share during the fiscal year ended October 31, 1993. The Trust has paid quarterly dividends on its Common Shares since it commenced operations as a real estate investment trust in 1969.

 Although the Trust intends to continue to declare quarterly dividends on its Common Shares, no assurances can be made as to the amounts of any future dividends. The declaration of any future dividends by the Trust is within the discretion of the Board of Trustees, and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Trust, as well as any other factors deemed relevant by the Board of Trustees. Two principal factors in determining the amounts of dividends are
(i) the requirement of the Code that a real estate investment trust distribute to shareholders at least 95% of its real estate investment trust taxable income, and (ii) the amount of the Trust's funds from operations.
 The Trust has a Dividend Reinvestment and Share Purchase Plan which allows shareholders to acquire additional shares by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge. Approximately 16% of the Trust's eligible shareholders currently participate in the Plan.

ITEM VI..   SELECTED FINANCIAL DATA.
(In thousands, except per share data)


Year Ended October 31,  1993       1992      1991     1990       1989
                        ------     -------  --------- -------   --------
Total Assets            $119,330   $137,855  $130,727  $135,342  $149,698

Mortgage Notes and
 Other Long-term
   Obligations          $ 24,227   $ 31,226  $ 20,534  $ 20,711  $ 14,874

Revenues                $ 16,162   $ 16,942  $ 17,136  $ 17,902  $ 18,387

Operating (Loss)
Income                  $(7,293)   $  1,588  $    892  $  2,247  $  4,072

Gains on Sales of
 Properties                2,330        --      2,205     1,622     5,341

Net (Loss) Income       $(4,963)   $  1,588   $  3,097  $  3,869  $  9,413

Funds From Operations*  $  7,036   $  6,902   $  7,841  $  8,998  $  9,868


Per Share Data:

Net (Loss) Income         $(.94)       $.30       $.58      $.70     $1.57

Cash Dividends            $1.08       $1.16      $1.40     $1.60     $1.80


*Defined as net income, before gains on sales of properties and non-recurring items, adjusted for noncash charges and credits, recoveries of investment in properties owned subject to financing leases and cash distributions received from investments in unconsolidated joint ventures.(1992's funds from operations excludes a one-time lease assignment payment of $960,000.)

     ITEM VII..MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Trust meets its liquidity requirements primarily by generating funds from the operations of its properties, sale of real estate investments and collection of principal and interest on its mortgage notes receivable. Payments of expenses related to real estate operations, capital improvement programs, debt service, management and professional fees, and dividend requirements place demands on the Trust's liquidity.

The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At October 31, 1993, the Trust had $7.1 million in available cash and cash equivalents. Long-term debt consisted of five mortgage notes payable totalling $24.2 million, of which $226,000 in principal payments are due in fiscal 1994. Current liabilities including current installments of principal payments of mortgage notes payable were approximately $1.1 million. During fiscal 1993, the Trust obtained proceeds of $6.6 million in connection with first mortgage loan financing. The loans are collateralized by two of the Trust's properties. The Trust also renewed its $5 million unsecured line of credit arrangement with a major commercial bank on terms and conditions similar to the expiring arrangement. No amounts were outstanding under the line of credit arrangement at October 31, 1993. In November 1993, the Trust obtained a $3 million nonrecourse first mortgage loan commitment from a major commercial bank which will be secured by one of the Trust's properties. The proceeds are expected to be used in future property acquisitions.

During fiscal 1993, the Trust acquired two properties at an aggregate purchase price of $6.2 million. Funds for the acquisitions were provided principally from available cash and cash equivalents and $600,000 in first mortgage loan proceeds. The Trust expects to make additional real estate investments in the future. The funds for such investments may come from existing liquid assets, line of credit arrangements, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. In December 1993, the Trust acquired a 296,000 square foot shopping center in Meriden, Connecticut. The total purchase price was $25 million consisting of $10 million cash (including $5 million drawn under the line of credit arrangement) and first mortgage financing of $15 million. The first mortgage bears interest at 7.5% per annum and matures in five years. The Trust also invests in its existing properties and during fiscal 1993, spent approximately $1.5 million on its properties for capital improvement and leasing costs. The Trust expects to invest similar amounts in the next fiscal year.

RESULTS OF OPERATIONS

The Trust defines "funds from operations" as net income, before gains on sales of properties and non-recurring items, adjusted for noncash charges and credits, recoveries of investment in properties owned subject to financing leases, and cash distributions received from unconsolidated joint ventures. The Trust believes the level of funds from operations to be an important financial measure of its operating performance. For the fiscal years ended October 31, 1993, 1992 and 1991, funds from operations were $7,036,000, $6,902,000 and $7,841,000, respectively.

FISCAL 1993 VS. FISCAL 1992

REVENUES

Gross revenues in 1993 were $16.2 million compared to $16.9 million in 1992. Net loss in 1993 was $4,963,000 or $.94 per share compared to net income of $1,588,000 or $.30 per share in 1992. 1993's net loss includes $8,285,000 of noncash charges to write down the book values of three office building investments which were disposed of. The Trust also reported gains on sales of properties of $2,330,000. There were no gains on sales of properties in 1992.

Operating lease income declined 4.9% in fiscal 1993 compared to fiscal 1992 primarily as a result of the disposition of the Trust's Portland office building. The Trust discontinued recording the revenues and expenses of the property after a receiver was appointed for the property in connection with a foreclosure proceeding. Rents from other office building investments reflect lower occupancy especially at the Trust's office building located in Denver, Colorado where a tenant occupying 34,000 square feet of space failed to renew its lease upon expiration in April 1993. Revenues from retail properties increased by approximately 14.7% reflecting the income earned from shopping centers acquired by the Trust in fiscal 1992 and 1993 and improved occupancy at the Trust's Newington, New Hampshire property. 1992's revenues included a one-time payment of $960,000 earned by the Trust for consenting to a lease assignment at its Los Angeles shopping center.

Interest income decreased principally from lower rates of return on short-term investments and lower levels of cash and cash equivalents available for short-term investment. Interest earned from a loan to unconsolidated joint venture decreased when the loan in the principal amount of $800,000 became non-performing and was subsequently written off during the year.

EXPENSES

Real estate operating expenses in fiscal 1993 include the effect of shopping centers acquired by the Trust and the disposition of the Portland building. The increase in interest expense reflects two nonrecourse mortgage loans totaling $11.65 million with interest rates of 9 5/8% and 8.5% obtained in fiscal 1992 and the satisfaction of a nonrecourse mortgage loan with an outstanding balance of $13.5 million pursuant to foreclosure proceedings.

In light of continuing adverse office market conditions including excess supply of available space, weak tenant demand, declining rents, significant capital requirements and debt service obligations, the Trust determined in fiscal 1993 that the additional funds required to meet these obligations was not justified by the near-term prospects for two of the Trust's office building investments. In this connection, the Trust had discussions with the first mortgagees for two of its office buildings located in Portland, Oregon and Charlotte, North Carolina, seeking among other things, certain modifications to the mortgage loan terms to more closely reflect current market conditions. The office buildings were owned by joint ventures in which the Trust is a 50% or more partner. The outstanding balances of the two nonrecourse mortgages totaled $19.1 million. Subsequently, the joint ventures elected not to make debt service payments on the first mortgage loan obligations and as a result, the mortgagees filed actions seeking foreclosure of the properties. The mortgagees obtained foreclosure judgments and the properties were sold. As a result of these developments, the Trust recorded a charge of $2.6 million and $800,000 in the accompanying 1993 consolidated statement of income to reflect the Portland property's carrying value at its estimated fair value and to write off the Trust's net investment of $800,000 in a second mortgage loan to the joint venture in Charlotte.

For similar reasons discussed above, the Trust also reached an agreement in principle to sell its 50% interest in another unconsolidated joint venture to its partner for $250,000. The joint venture owns an office building located in Santa Ana, California. During fiscal 1993, the Trust recorded a charge of $4.9 million to reflect its investment in the unconsolidated joint venture at net realizable value.

The Trust recorded a gain on sale of properties of $2.3 million or $.44 per share in connection with a sale in February, 1993 of the Trust's 62,000 square foot retail property located in Los Angeles, California.

FISCAL 1992 VS. FISCAL 1991

REVENUES:

Operating lease revenue increased by 6.4% in fiscal 1992 compared to the prior year. The increase in revenues included rents of $960,000 earned by the Trust for consenting to a lease assignment at its Los Angeles shopping center. 1992's revenues also included rents of $328,000 earned from properties acquired during the year. Revenues earned from the Trust's office building investments declined as combined occupancy at the office properties fell to 81% by the end of fiscal 1992. Occupancy at the Trust's retail properties improved from the prior year with much of the improvement occurring at the Trust's Newington, New Hampshire property, where leasing in fiscal 1992 raised occupancy levels from 48% at the end of fiscal 1991 to 70% at year end, 1992.


Interest income and interest from loans to unconsolidated joint ventures declined in the aggregate by $827,000 principally from repayments in fiscal 1991 of mortgage notes receivable and the subsequent investment of those proceeds into shorter-term instruments yielding lower rates of return. Interest yields on short-term investments were lower in fiscal 1992 compared to the prior year.

EXPENSES:

Real estate operating and general and administrative expenses were lower in fiscal 1992 as a result of the Trust's efforts to contain these components of expense. Depreciation and amortization was lower in fiscal 1992 as a result of the write-off of unamortized tenant improvement costs of $215,000 in fiscal 1991, which related to the bankruptcy of a retail tenant in that year.

The increase in interest expense was attributable to the addition of a nonrecourse mortgage note payable in the principal amount of $2.55 million with interest at 8.5% per annum.


ITEM VIII..
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements required by this Item, together with the report of the Trust's independent public accountants thereon and the supplementary financial information required by this Item are included under Item 14 of this Annual Report.

ITEM IX.. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No information is required to be reported under this Item.

                                  PART III

ITEM X..    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 3, 1994. The additional information required by this Item is included under the caption "Election of Trustees" of such Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

     The following sets forth certain information regarding the executive officers of the Trust:


Name                         Age               Offices Held
- ----                         ---               ------------
Charles J. Urstadt            65                Chairman; President and Chief Executive Officer
                                                (since September 1989)

James R. Moore                45                Senior Vice President and Chief Financial Officer
                                                (since September 1989); Secretary (since April 1987)
                                                and Treasurer (since December 1987); Vice President-
                                                Finance and Administration (April 1987 to September
                                                1989); prior to April 1987, Senior Manager, Ernst &
                                                Young

Raymond P. Argila              45               Senior Vice President and Chief Legal Officer (since
                                                June 1990); formerly Senior Counsel, Cushman &
                                                Wakefield, Inc., September 1987 to May 1990 and
                                                associated with Finley, Kumble, Wagner, Heine,
                                                Underberg, Manley, Myerson & Casey from March to June
                                                1987; Vice President and Chief Legal Officer, Pearce,
                                                Urstadt, Mayer & Greer Realty Corp. from January 1984
                                                to March 1987


Bryant Young                   45               Senior Vice President-Asset Management  (since
                                                December, 1992); Vice President (June 1986 to
                                                December 1992); Assistant Vice President (February
                                                1986 to June 1986); Associate, Merrill Lynch Hubbard
                                                Co. (May 1985 to January, 1986)

     Trustees are elected annually by the shareholders. Officers of the Trust are elected annually by the Trustees.

     Mr. Urstadt has been the Chairman of the Trustees since 1986, and a Trustee since 1975. Mr. Urstadt also serves as the President of Urstadt Property Company, Inc. (formerly Pearce, Urstadt, Mayer & Greer Inc.) and has served in such capacity for more than five years.

ITEM XI..    EXECUTIVE COMPENSATION.

     The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 3, 1994. The information required by this Item is included under the caption "Compensation and Transactions with Management and Others" of such Proxy Statement and is incorporated herein by reference.

ITEM XII.    SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT.

     The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 3, 1994. The information required by this Item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of such Proxy Statement and is incorporated herein by reference.

ITEM XIII..  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 3, 1994. The information required by this Item is included under the caption "Compensation and Transactions with Management and Others" of such Proxy Statement and is incorporated herein by reference.

                                   PART IV

ITEM XIV..    EXHIBITS, FINANCIAL STATEMENT
              SCHEDULES AND REPORTS ON FORM 8-K.

     A.  Financial Statements and Financial Statement Schedules

          1.  Financial Statements --

               The consolidated financial statements listed in the accompanying index to financial statements on Page 20 are filed as part of this Annual Report.

          2.  Financial Statement Schedules --

               The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 20. All other financial statement schedules are inapplicable.

     B.  Reports on Form 8-K

          None

     C.  Exhibits.

          Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Trust with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.


Exhibit
- -------
(3)    Articles of Incorporation and By-laws.
       -------------------------------------

     3.1 Fourth Amended and Restated Declaration of Trust of the Trust, as amended (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (No. 33-41408)).

     3.2 By-laws of the Trust, as amended (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (No. 33-41408)).

(4)  Instruments Defining the Rights of
     Security Holders, Including Indentures:
     --------------------------------------
     4.1  Common Shares:  See Exhibit 3.1 hereto.

     4.2  Preferred Shares:  See Exhibit 3.1 hereto.

     4.3 Preferred Share Purchase Rights: See Exhibits 3.1 and 10.4 hereto.



(10)  Material Contracts.
      ------------------

     10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Trustees and for future use with Trustees and officers of the Trust (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989).*


     10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990
          (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

     10.3 Rights Agreement between the Trust and The First National Bank of Boston, as Rights Agent, dated as of October 28, 1988
          (incorporated herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K dated October 28, 1988).

     10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

     10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond
               P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

     10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

     10.6 Amended and Restated HRE Properties Stock Option Plan
          (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

     10.7 Letter Agreement dated November 17, 1992 between the Registrant and Stephen C. Hagen (incorporated herein by reference to Exhibit
          10.9 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1992).*

     10.8 Letter Agreement dated December 30, 1992 between the Registrant and William F. Murdoch, Jr. (incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1992).*

(13)  Annual Report to Security Holders.
      ---------------------------------

     13.1 The Annual Report to Shareholders for the fiscal year ended October 31, 1993 is not required to be filed herewith.

(21)  Subsidiaries.
      ------------
     21.1 List of Trust's subsidiaries (incorporated by reference to Exhibit
          22.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988).

(23)  Consents of Experts and Counsel.
      -------------------------------

     23.1 The consent of Arthur Andersen & Co. to the incorporation by reference of their reports included or incorporated by reference herein in the Registrant's Registration Statements on Form S-3 (2-77495), Form S-8 (No. 2-93146) and Form S-8 (No. 33-41408) is
          filed herewith as part of this report.

*Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                               HRE PROPERTIES

Item 14a.     INDEX TO FINANCIAL STATEMENT AND
- ---------     --------------------------------
              FINANCIAL STATEMENT SCHEDULES
              -----------------------------

                                                               Page

Consolidated Balance Sheets at October 31, 1993 and 1992         21

Consolidated Statements of Income for each of the
          three years ended October 31, 1993                     22

Consolidated Statements of Cash Flows for each of the
          three years ended October 31, 1993                     23

Consolidated Statements of Shareholders' Equity
          for each of the three years ended October 31, 1993     24
Notes to Consolidated Financial Statements                       25-32

Report of Independent Public Accountants                         33


Schedule
- --------
II   Amounts Receivable from Related Parties and
     Underwriters, Promoters and Employees
     Other Than Related Parties - for the
     three years ended October 31, 1993                          34

X    Supplementary Income Statement Information
     for the three years ended October 31, 1993
     1993                                                        35

XI   Real Estate and Accumulated Depreciation
     October 31, 1993                                            36-39

XII  Mortgage Loans on Real Estate - October 31,
     1993                                                        40-41

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
                                                        October 31,
                                                     -------------------
ASSETS                                               1993            1992
                                                     ----            -----
Real Estate Investments:
Properties owned - at cost, net
 of accumulated depreciation and recoveries          $ 99,279      $113,951
Investments in and loans to unconsolidated joint
ventures                                                  250         6,105
Mortgage notes receivable                               8,917         8,978
                                                     --------      --------
                                                      108,446       129,034

Cash and cash equivalents                               7,061         4,458
Interest and rent receivable                            1,304         1,018
Deferred charges, net of accumulated amortization       1,796         2,232
Other assets                                              723         1,113
                                                     --------      ---------
                                                     $119,330      $137,855
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Mortgage notes payable                          $  24,227     $  31,226
     Accounts payable and accrued expenses                 847         1,516
     Deferred trustees' fees                               602           555
     Other liabilities                                     958         1,626
                                                     ---------     ---------
                                                        26,634        34,923
                                                     ---------     ---------
Minority Interest in Equity of
Consolidated Joint Venture                                  -            14
                                                     ---------     ---------

Shareholders' Equity:
  Preferred shares, without par value;
   2,000,000 shares authorized; none issued                -             -

  Common shares, without par value;
   unlimited shares authorized; 5,498,454
   and 5,466,207 issued in 1993 and 1992,
   respectively                                       123,205       122,590

  Less 178,348 and 170,098 common shares held
   in treasury, at cost                               (2,861)       (2,705)
  Distributions in excess of accumulated net income  (27,648)      (16,967)
                                                    ---------      --------
                                                       92,696       102,918
                                                    ---------      --------
                                                     $119,330      $137,855
                                                    =========      ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                              Year Ended October 31,
                                             ------------------------
                                              1993     1992       1991
                                             ------    ------   -------
REVENUES:
Operating leases                             $13,763   $14,477   $13,612
Financing leases                               1,520     1,638     1,744
Interest                                       1,122     1,232     1,498
Interest from and equity in
losses of unconsolidated
joint ventures                                 (243)     (405)       282
                                             -------   -------   -------
                                              16,162    16,942    17,136
                                             -------   -------   -------
OPERATING EXPENSES:
Real estate operations                        6,311     6,426     6,546
Interest                                      2,494     2,318     2,165
Depreciation and amortization                 4,363     4,481     4,738
General and administrative expenses           1,723     1,885     1,966
Trustees' fees and expenses                     149       131       122
Consulting fee                                  145       138       138
Write-down in carrying value of investments   8,285       --        --
                                              -----     -----     -----
                                             23,470    15,379    15,675
                                             ------    ------    ------

OPERATING (LOSS)INCOME BEFORE
MINORITY INTERESTS                           (7,308)     1,563     1,461

MINORITY INTERESTS IN RESULTS
OF CONSOLIDATED JOINT VENTURES                    15        25     (569)
                                             -------   -------   -------
OPERATING (LOSS) INCOME                      (7,293)     1,588       892

GAINS ON SALES OF PROPERTIES                   2,330      --       2,205
                                             --------  -------   -------
NET (LOSS)INCOME                             $(4,963)  $1,588    $ 3,097
                                             ========  =======   =======

NET (LOSS)INCOME PER COMMON SHARE:

Operating (loss) income                      $ (1.38)  $  .30    $  .17
Gains on sales of properties                      .44     --        .41
                                             --------  -------   ------
Net (Loss)Income                             $  (.94)  $  .30    $  .58
                                             ========  =======   =======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    5,296       5,285   5,305
                                             =====     =======   ======

The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
                                               Year Ended October 31,
                                             -------------------------
                                             1993      1992      1991
                                             -----     -----     -----
OPERATING ACTIVITIES:
Net (loss) income                            $(4,963)  $ 1,588   $ 3,097
Adjustments to reconcile net (loss)
income to net cash provided
by operating activities:

Depreciation and amortization                  4,448     4,568     4,831
Recovery of investment in properties owned
subject to financing leases                    1,342     1,225     1,119
Equity in losses of unconsolidated
joint venture                                    269       506       380
Minority interests in results of
consolidated joint ventures                     (15)      (25)       569
Cash distributions received from
unconsolidated joint venture                     --        --         50
Gains on sales of properties                 (2,330)       --     (2,205)
Write-down in carrying value of investments    8,285       --        --
                                             -------   -------   --------
                                               7,036     7,862      7,841

Changes in operating assets and liabilities:
(Increase) decrease in interest and
rent receivable                                (286)       142         70
Increase (decrease) in accounts payable
and accrued expenses                           (463)       114       (67)
(Increase) decrease in other assets and
other liabilities, net                           253     (236)         57
                                             -------   -------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES      6,540     7,882      7,901
                                             -------   -------   --------
INVESTING ACTIVITIES:
Acquisition of properties owned              (6,197)   (15,881)       -
Improvements to existing properties
owned and deferred charges                   (1,521)    (1,564)   (2,879)
Investments in and loans to unconsolidated
joint ventures                                 (100)    (1,624)     (190)
Payment received on loan to unconsolidated
joint venture                                    --       --        5,445
Proceeds from sales of properties and
mortgage notes receivable                      3,231      --        3,081
Payments received on mortgage notes
receivable                                        61         53     1,701
Miscellaneous                                     66      (204)       415
                                             -------   --------  --------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                         (4,460)   (19,220)     7,573
                                             -------   --------  --------
FINANCING ACTIVITIES:
Proceeds from mortgage notes                   6,600     11,650       -
Dividends paid                               (5,718)    (6,129)   (7,418)
Proceeds from sales of additional
common shares and other                          459        245       406
Purchases of common shares for treasury          --         --    (1,140)
Payments on mortgage notes and other
liability                                      (818)      (199)     (179)
                                             -------   --------  --------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                             523      5,567   (8,331)
                                             -------   --------  --------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                               2,603    (5,771)     7,143

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                              4,458    10,229     3,086
                                             -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $ 7,061   $ 4,458   $10,229
                                             =======   =======   =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except shares and per share data)


                                             Common Shares
                                                                           (Distributions
                                                                           In Excess of
                                                                 Treasury  Accumulated
                                        Outstanding    Issued    Shares,   Net
                                             Number    Amount    at Cost   Income)   Total

BALANCES - OCTOBER 31, 1990                  5,325,821 $121,939  $(1,565)  $(8,105)  $112,269

Net income                                       -         -         -        3,097     3,097

Cash dividends declared ($1.40 per share)        -         -         -      (7,418)   (7,418)
Sale of additional common shares under
dividend reinvestment plan and other            22,506      406      -         -          406

Redemption of common shares, held
in treasury                                   (52,000)      -      (800)       -        (800)

Purchase of common shares, held
in treasury                                   (19,758)      -      (340)       -        (340)
                                             --------- --------  --------  -------   --------
BALANCES - OCTOBER 31, 1991                  5,276,569  122,345  (2,705)   (12,426)   107,214
Net income                                        -         -       -        1,588      1,588

Cash dividends declared ($1.16 per share)         -         -       -       (6,129)   (6,129)

Sale of additional common shares under
dividend reinvestment plan                      19,540      245     -         -           245
                                             --------- --------  --------  -------   --------
BALANCES - OCTOBER 31, 1992                  5,296,109  122,590  (2,705)   (16,967)   102,918

Net (loss)                                        -         -        -      (4,963)  ( 4,963)


Cash dividends declared ($1.08 per share)         -         -        -      (5,718)   (5,718)

Sale of additional common shares under
dividend reinvestment plan                      32,247      459      -          -         459
Common shares acquired in cancellation
of stock option loan                           (8,250)      156     (156)       -          -
                                             --------- --------  --------  --------- ---------
BALANCES - OCTOBER 31, 1993                  5,320,106 $123,205  $(2,861)  $(27,648)   $92,696

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of HRE Properties (the Trust), its wholly-owned subsidiary, and certain joint ventures where the Trust has the ability to control the affairs of the venture. Other joint ventures are accounted for by the equity method of accounting. Under the equity method, only the Trust's net investment and proportionate share of income or loss of the joint ventures are reflected in the financial state-ments. All significant intercompany transactions and balances have been eliminated in consolidation and in the application of the equity method of accounting.

ACCOUNTING FOR LEASES
The Trust accounts for its leases of real property in accordance with the provisions of Financial Accounting Standards Statement No. 13, Accounting for Leases, as amended. This Statement sets forth specific criteria for determining whether a lease should be accounted for as an operating lease or a direct financing lease. In general, the financing lease method applies where property is under long-term lease to a creditworthy tenant and the present value of the minimum required lease payments at the inception of a lease is at least 90% of the market value of the property leased. Other leases are accounted for as operating leases.

FEDERAL INCOME TAXES
The Trust believes it qualifies and intends to continue to qualify as a real estate investment trust under the Internal Revenue Code. The Trust has distributed all of its taxable income for the fiscal years through 1993. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Trust prior to the dividends paid deduction for the years ended October 31, 1993, 1992 and 1991 was approximately $3,900,000, $2,000,000 and $3,600,000, respectively. The difference between net income for financial reporting purposes and taxable income results from, among other things, different methods of accounting for leases, depreciable lives related to the properties owned, installment gains and accounting differenc-es related to the Trust's investments in joint ventures.

DEPRECIATION AND AMORTIZATION
The Trust uses the straight-line method for depreciation and amortization. Acquisition costs and general improvement costs are depreciated over the estimated useful lives of the properties, which range from 30 to 45 years. Furniture and equipment are depreciated over their estimated useful lives, which range from 3 to 20 years. Tenant improvements, deferred leasing costs and leasehold improvements are amortized over the life of the related leases. All other deferred charges are amortized over the terms of the agreements to which they relate.

CAPITALIZATION
The Trust capitalizes all direct costs relating to the acquisition of real estate investments and costs relating to improvements to properties. Interest costs and the Trust's direct supervisory costs relating to signifi-cant improvements are capitalized during the period of construction. Capitalized interest and direct supervisory costs were not significant in each of the three years ended October 31, 1993. The Trust also capitalizes all direct costs relating to its successful leasing activities.

INCOME RECOGNITION
Rental income is generally recognized based on the terms of leases entered into with tenants. Rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Additional rents which are provided for in leases, are recognized as income when earned and their amounts can be reasonably estimated. Interest income is recognized as it is earned. Gains on sales of properties are recorded when the criteria for recognizing such gains under generally accepted accounting principles have been met.

STATEMENTS OF CASH FLOWS
The Trust considers short-term investments with maturities of 90 days or less to be cash equivalents.

ALLOWANCE FOR POSSIBLE INVESTMENT LOSSES
The Trust periodically reviews its portfolio for other than temporary declines in values below the amounts at which the investments are recorded for financial accounting purposes.(See Notes 3 and 4.)

NET INCOME PER COMMON SHARE
Computations of net income per common share are based on the weighted average number of common shares outstanding during the respective periods. The additional shares issuable upon exercise of stock options (see Note 7) have not been included in the computations since their effect is immaterial.

(2) REAL ESTATE INVESTMENTS

The Trust's investments in real estate were composed of the following at October 31, 1993 and 1992 (in thousands):



                                        Investments in
                                        and Loans to   Mortgage
                         Properties     Unconsolidated Notes      1993          1992
                         Owned          Joint Ventures Receivable Totals        Totals

Retail                   $ 57,779       $    -         $ 4,081    $  61,860     $ 58,722
Office                     22,776          250           4,836       27,862       50,225
Distribution and Service   17,220            -             -         17,220       18,583
Undeveloped Land            1,504            -             -          1,504        1,504
                         --------       --------       -------    ---------     --------
                         $ 99,279       $   250        $ 8,917    $ 108,446     $129,034
                         ========       =======        =======    =========     ========


The Trust's investments at October 31, 1993, consisted of equity interests in 22 properties which are located in various regions throughout the United States and mortgage notes. The following is a summary of the geographic locations of the Trust's investments at October 31, 1993 and 1992 (in thou-sands):

                                               1993       1992
                                             --------   --------
Northeast                                     $43,953   $36,935
Southeast                                      23,225    28,781
Midwest                                        14,321    12,863
Rocky Mountain                                 11,954    12,292
Southwest                                      11,295    11,667
Pacific Coast                                   2,369     8,380
Pacific Northwest                               1,329    18,116
                                             --------  ---------
                                             $108,446   $129,034
                                             ========  =========

(3) PROPERTIES OWNED

Space at properties owned by the Trust is generally leased to various individual tenants under short-and intermediate-term leases which are accounted for as operating leases. Certain properties have been leased on a long-term basis to a single tenant; these leases are generally accounted for as direct financing leases.

The Trust had a 92% joint venture interest in an office building located in Portland Oregon, which property was subject to a nonrecourse first mortgage loan with an outstanding principal balance of $13,540,000. During fiscal 1993, the joint venture elected not to make required debt service payments in an attempt to renegotiate the mortgage loan with the lender. However, the first mortgage lender refused to negotiate the terms of the mortgage loan and commenced foreclosure proceedings against the property. The Trust wrote down the carrying amount in this property to its estimated fair value which approximated the related mortgage note payable balance at the time of foreclosure. This write-down amounted to approximately $2.6 million and is included in "Write-down in carrying value of investments" in the accompany-ing consolidated statements of income. The property was sold by judicial sale in September, 1993, at which time the Trust wrote off both its invest-ment and the related nonrecourse mortgage note payable. The foreclosure of the property and the satisfaction of the mortgage note payable represent a noncash financing activity and therefore is not included in the accompanying consolidated statement of cash flows for the year ending October 31, 1993.

In 1993, the Trust acquired two properties for an aggregate purchase price of $6.2 million. The acquisitions were financed principally from available cash and cash equivalents and a $600,000 nonrecourse first mortgage loan.


At October 31, 1993 and 1992, properties owned consisted of the following (in thousands):

                                                  1993        1992

Properties owned subject to operating leases $  83,089      $  96,419

Properties owned subject to direct financing
leases                                          16,190         17,532
                                             ----------     ---------
                                             $  99,279      $ 113,951
                                             ==========     ==========
OPERATING LEASES
The components of properties owned subject to operating leases were as follows (in thousands):

                                               1993           1992

Land                                         $  16,085      $ 16,621
Buildings and improvements                      89,841       107,783
                                             ---------      --------
                                               105,926       124,404
Accumulated depreciation                      (22,837)      (27,985)

                                             $  83,089      $  96,419
                                             =========      =========


Minimum rental payments on noncancellable operating leases become due as follows: 1994 - $10,047,000; 1995 - $9,477,000; 1996 - $8,658,000; 1997 -
$7,692,000; 1998 - $6,256,000; and thereafter - $23,252,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Trust's leases provide for the payment of additional rent based on a per-centage of the tenant's revenues. Such additional rents are included in rental income and aggregated approximately $559,000, $529,000 and $587,000 in 1993, 1992 and 1991, respectively.

DIRECT FINANCING LEASES
The components of properties owned subject to direct financing leases were as follows (in thousands):

                                                  1993         1992

Total remaining minimum lease payments
     to be received                               $14,328        $17,194
Assumed residual values of leased property          6,675          6,675
Unearned income                                   (4,813)        (6,337)
                                                  -------        --------
Investment in property subject to financing
     leases                                       $16,190        $17,532
                                                  =======        =======
Original cost of property subject to financing
     leases                                       $26,737        $26,737
                                                  =======        =======

Assumed residual values are based upon a depreciated cost concept using estimated useful lives and thus do not contain an element of appreciation which may result by reason of inflation or other factors.
Minimum lease payments receivable on direct financing leases become due at a rate of $2,866,000 in 1994, $2,810,000 in 1995, $2,454,000 in 1996,
$1,734,000 in 1997, $1,468,000 in 1998 and $2,996,000 thereafter.

Annual rental payments of approximately $2.5 million are received from one tenant which leases distribution space under direct financing lease arrange-ments.



(4) INVESTMENTS IN AND LOANS TO UNCONSOLIDATED JOINT VENTURES

The Trust's investments in and loans to unconsolidated joint ventures at October 31, 1993 and 1992 were as follows (in thousands):

                                              1993     1992
                                             ------    ------
Investment                                   $  250    $5,305
Loans                                            --       800
                                             -------   ------
                                             $  250    $6,105
                                             =======   ======

In 1993, the Trust agreed to sell its 50% interest in an unconsolidated joint venture to its partner for $250,000. The joint venture owns an office building in Santa Ana, California. In this connection, the Trust recorded a charge of $4,885,000 to reflect the Trust's investment in the unconsolidated joint venture at its net realizable value which charge is included in "Write-down in carrying value of investments" in the accompanying consoli-dated statements of income.

The Trust also wrote off the $800,000 loan to unconsolidated joint venture which became non-performing as to principal and interest during 1993. Subsequent to fiscal 1993, the joint venture was liquidated following the foreclosure actions taken by the first mortgage lender.

The following presents summarized information about the Trust's interest from and equity in net losses of unconsolidated joint ventures for the years ended October 31, 1993, 1992 and 1991 (in thousands):

                                                1993    1992    1991
Years Ended October 31,                         -----   -----   -----
Revenues:
      Rental income                             $3,660    $4,066    $4,444
      Other income                                   1         5        11
                                                ------   -------   -------
       Total combined revenues                   3,661     4,071     4,455
Expenses:
      Mortgage interest                        (1,361)   (1,826)   (1,973)
      Real estate operating                    (2,161)   (2,228)   (2,289)
      Depreciation and amortization            (1,347)   (1,395)   (1,387)
                                               -------   --------  ---------
            Total combined expenses            (4,869)   (5,449)   (5,649)
                                               -------   -------- ---------
Combined net losses                          $ (1,208)  $(1,378)  $(1,194)
                                               =========  ======== =========
Trust's share of net losses of
unconsolidated joint ventures,
net of suspended losses of $335,
$183 and $217, respectively                    $ (269) $  (506)   $  (380)
Interest from unconsolidated joint venture          26     101         662
                                                -------  --------   --------
Interest from and equity in net losses of
unconsolidated joint ventures                  $ (243) $   (405)  $  (282)
                                                ======== =========  ========

(5) MORTGAGE NOTES RECEIVABLE

The Trust's portfolio of mortgage notes receivable consists of fixed rate mortgages and one participating mortgage. The participating mortgage ($4,836,000 at October 31, 1993 and 1992) entitles the Trust to a fixed rate of interest plus a participation in increases in the property's income and market value. The components of the mortgage notes receivable at October 31, 1993 and 1992 were as follows (in thousands):

                                               1993      1992

Remaining principal balance                    $10,066   $10,176
Unamortized discounts to reflect market
interest rates at time of acceptance of notes  (1,149)   (1,198)
                                               -------    -------
                                               $ 8,917    $ 8,978
                                               =======    =======

Principal payments on mortgage notes receivable become due as follows:

1994 - $121,000; 1995 - $132,000; 1996 - $144,000; 1997 - $158,000; 1998 -
$172,000; thereafter - $ 9,339,000.

At October 31, 1993, the remaining principal balance was due from four borrowers. The amount due from the largest individual borrower at October 31, 1993 was $4,836,000.

The contractual interest rates on mortgage notes receivable range from 9% to 14%, and the weighted average interest rate of all such mortgages was 12% at October 31, 1993 and 1992.

(6) MORTGAGE NOTES PAYABLE AND BANK Line of Credit

Mortgage notes payable consisted of the following at October 31, 1993 and 1992 (in thousands):


                                                        1993       1992

10 3/4 % note with installments of principal and
interest of $133,000 due monthly
until maturity in 2002.(See Note 3.)                   $      --   $13,579

8 1/4% note with installments of principal and
interest of $4,731 due monthly until
maturity in 1998.                                            599        --

9% note with interest only due monthly; the
principal is due at maturity in 1997.                      9,100     9,100

8 1/2% note with installments of principal and
interest of $19,607 due monthly
until maturity in 1997.                                    2,527     2,547

9% note with interest only due monthly;
the principal is due at  maturity
in 1997.                                                   6,000     6,000

Variable rate note with principal installments
of $16,419 plus interest at prime minus
1/4% due monthly until maturity in 2000.(See below).       6,000        --
                                                         -------  --------
                                                         $24,226   $31,226

Mortgage notes payable are collateralized by various real estate investments having a net carrying value of $39,902,000 as of October 31, 1993. All mortgage notes payable are nonrecourse except the variable rate note in the amount of $6 million for which the Trust has guaranteed the repayment of $1.5 million of principal and all unpaid and accrued interest thereon. In connection with the variable rate note, the Trust has entered into an interest rate swap agreement in the notional amount of $6 million. Under the terms of the swap agreement, the Trust has agreed to pay interest at an annual rate of 7.55% on the notional amount in exchange for interest at prime minus 1/4% on the notional amount. This agreement which matures in 2000, effectively fixes the interest rate at 7.55% for the term of the note.

Scheduled principal payments during the next five years are as follows:
1994 - $226,000; 1995 - $228,000; 1996 - $232,000; 1997 - $17,764,000;
1998 - $760,000; and thereafter -  $5,016,000.

The Trust has available a $5 million unsecured line of credit with a commercial bank, which expires on September 1, 1994. In connection with this arrangement, the Trust has agreed to maintain certain deposit account balances with the bank. Loans bear interest at rates tied to the prime rate. The Trust pays a fee of 1/4% per annum of the unused portion of a $5 million line of credit commitment. No amounts were outstanding at October 31, 1993 and 1992.

Interest paid for the years ended October 31, 1993, 1992 and 1991 was,2,4-94,000, $2,318,000 and $2,165,000 respectively.

(7) STOCK OPTIONS AND SHAREHOLDER RIGHTS PLAN

At October 31, 1993, 463,875 shares of the Trust's authorized but unissued stock were reserved for issuance to key employees of the Trust and certain non-employee trustees under the Trust's stock option plan. Options are granted at fair market value on the date of the grant and are generally exercisable in installments over a maximum period of four years from the date of grant. A summary of stock options at October 31, 1993 and 1992 is as follows:

                                               Number       Option Price
                                              of Shares        Per Share
Outstanding at October 31,
  1993                                         270,917       $11.38-$27.00
  1992                                         330,192       $11.38-$27.00
Exercisable at October 31, 1993                106,084       $11.38-$27.00

No accounting recognition is given to stock options until they are exer-cised, at which time the proceeds are credited to shareholders' equity. During the years ended October 31, 1993 and 1992, no options were exercised.

Stock appreciation rights may be issued in tandem with the stock options, in which case, either the option or the right can be exercised. Such rights entitle the grantee to payment in cash or a combination of common shares and cash equal to the increase in the value of the shares covered by the option to which the stock appreciation right is related. The plan limits the value of the stock appreciation rights to 150% of the option price for the related shares. The excess of the market price of the shares over the exercise price of vested options is charged to expense. For the years ended October 31, 1993, l992 and 1991, there were no amounts charged to expense.

The Board of Trustees adopted a Preferred Share Purchase Rights Plan in 1988. In this connection, the Board of Trustees declared a dividend distri-bution of one preferred share purchase right for each outstanding common share. The rights, which expire on November 13, 1998, are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Trust one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundre-dth of a preferred share, subject to certain adjustments. The rights will become exercisable 10 days after a person or group either acquires 20% (acquiring person) or more of the Trust's shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the shares. Following any such 20% acquisition, shareholders other than the acquiring person will be entitled to use the rights to purchase common shares of the Trust at 50% of market value.

If the Trust is involved in a merger or other business combination at any time after the rights become exercisable, the rights will be modified to entitle a holder other than the acquiring person to purchase a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.


(8) SALES OF PROPERTIES

In February 1993, the Trust sold a retail property net leased to a single tenant for a cash price of $3,250,000 resulting in a gain on sale of property of $2,330,000.

In October 1991, the Trust sold a mortgage note receivable for a cash price of $3.1 million, which approximated its carrying value. The mortgage note was secured by retail property which was sold by the Trust in 1986. This transaction resulted in the recognition of the remaining deferred gain on the sale of the property of approximately $1,800,000 and is included in gains on sales of properties in the accompanying financial statements.

(9) COMMITMENTS, CONTINGENCY AND OTHER MATTERS

In November 1993, the Trust obtained a commitment from a major commercial bank for a seven-year $3 million non-recourse first mortgage loan at an annual interest rate of 7.56%. The loan will be secured by retail property having a book value of approximately $5 million.

In December 1993, the Trust acquired a 296,000 square foot retail shopping center located in Meriden, Connecticut for a purchase price of $25 million. The property was acquired subject to a nonrecourse first mortgage loan of $15 million. The mortgage loan bears interest at an annual rate of 7.5% for a five-year term.

The Trust leases its executive office space under an agreement which expires in 1995. Annual base rents are subject to escalation as provided for in the lease. Minimum annual rentals are $292,700 through the end of the lease. Rent expense for the fiscal years ended October 31, 1993, 1992 and 1991 was $401,000, $384,000, and $343,000, respectively.

Consulting fees were paid to a trustee (and former officer) pursuant to an employment and consulting agreement between the trustee and the Trust which agreement expires in November 1993. Certain trustees have elected to defer payment of fees earned as trustees until their termination as a trustee or revocation of their election. Deferred fees earn interest at rates set annually by the Board of Trustees, currently 7.5% per annum.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


The unaudited quarterly results of operations for the years ended October 31, 1993 and 1992 are as follows
(in thousands, except per share data):

                    Year Ended October 31, 1993             Year Ended October 31, 1992
                    Quarter Ended                           Quarter Ended

                    Jan 31    Apr 30    July 31   Oct 31    Jan 31    Apr 30    July 31   Oct 31
                    ------    ------    -------   ------    ------    ------    -------   ------
Revenues            $ 4,382   $  4,441  $  3,497  $3,841    $3,986    $3,934    $4,139    $4,884
                    =======   ========  ========  ======    ======    ======    ======    ======
Income (loss)
before gains
on sales of
properties           $    94  $(3,060)  $(4,648)  $  322    $   142   $   150   $   291   $ 1,005
Gains on sales
of properties               -    2,330         -       -         -          -         -        -

Net Income (loss)   $    94   $  (730)  $(4,648)  $  322    $   142   $   150   $   291   $ 1,005
                     =======  =======   ========  ======    =======   =======   =======   =======
Per share:

Income (loss) before
gains on sales of
properties          $    .02  $  (.58)  $  (.88)  $   .06   $    .03  $    .03  $    .06  $     .18
Gains on sales of
properties                 -       .44         -        -          -         -         -          -
                    --------- --------  --------  -------   --------  --------- --------- ----------
Net Income (loss)   $    .02  $  (.14)  $  (.88)  $   .06   $    .03  $    .03  $    .06  $     .18
                    ========  ========  ========  =======   ========  ========  ========  ==========


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of HRE Properties:

We have audited the accompanying consolidated balance sheets of HRE Properties (the Trust), a Massachusetts voluntary association, and subsidiary as of October 31, 1993 and 1992, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended October 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evi-dence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRE Properties and subsidiary as of October 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompa-nying index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN & CO.

New York, New York
December 22, 1993

SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                               HRE PROPERTIES
                     Three Years Ended October 31, 1993
                               (In thousands)

- ----------------------------------------------------------------------------------------------------
Col.A                         Col.B               Col.C               Col.D               Col.E
- ----------------------------------------------------------------------------------------------------
                                                                                Balance at
                              Balance at                    DEDUCTIONS          End of Period (c)
                              Beginning of                  Amounts   Amounts             Not
Name of Debtor                Period              Additions Collected Written off CurrentCurrent

YEAR ENDED OCTOBER 31, 1991:
William F. Murdoch Jr. (a)    $104                $0        $104      $0        $0        $0
Stephen Co. Hagen (a) (b)      156                 0           0       0         0        156
                              $260                $0        $104      $0        $0        $156

YEAR ENDED OCTOBER 31, 1992:
Stephen C. Hagen (a) (b)      $156                $0        $0        $0        $156      $0

YEAR ENDED OCTOBER 31, 1993:
Stephen C. Hagen (a) (b)      $156                $0        $156      $0        $0        $0


NOTES:
(a) The amounts receivable are notes that bear interest at a rate equal to the base rate to the First
National Bank of Boston.  The interest rate is adjusted quarterly.  Interest is payable each March 31 and September 30.

(b) The notes, as amended in 1990, were nonrecourse, were due in December, 1992 and were secured by an aggregate of 8,250 shares of the Trust's common shares, issued under the Trust's stock option plan.  In December 1992, pursuant to an arrangement with Mr. Hagen, the notes were cancelled in consideration for the transfer of such 8,250 common shares to the Trust.

(c) Amounts receivable at end of periods have been deducted from shareholders' equity in the Trust's consolidated balance sheets.


            SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                               HRE PROPERTIES
                     Three Years Ended October 31, 1993
                               (In thousands)

- ----------------------------------------------------------------------------

                    COL. A                        COL. B
- ----------------------------------------------------------------------------
                    Item                          Charged to
                                                  Costs and Expenses
- ----------------------------------------------------------------------------

                                          Year Ended October, 31
                                        ---------------------------
                                          1993      1992      1991
                                        ------    ------    ------
1. Maintenance and repairs              $ 619     $  470    $  547

2. Amortization of deferred charges     $ 866     $  725    $  790

3. Real estate taxes                    $1,735    $1,636    $1,569

4. Royalties                            None      None      None

5. Advertising costs                    (a)       (a)       (a)

- -------------------------------------
(a) Amounts for advertising are not presented as such amounts are less than 1% of total revenues.

HRE PROPERTIES
OCTOBER 31, 1993
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)


 COL. A                    COL. B         COL. C                   COL. D

                                                                 Cost Capitalized Subsequent
                                          Initial Cost to Trust  to Acquisition
                                          ---------------------  ---------------------------
                                                   Building &     Carrying   Building &
Description and Location  Encumbrances   Land      Improvements   Costs      Improvements
- ------------------------  ------------   ----      ------------   ---------  -------------
REAL ESTATE SUBJECT TO OPERATING
LEASES (Note (a)):
- --------------------------------
OFFICE BUILDINGS:
Denver, Colorado            $0            $1,155    $10,257       $0         $1,017
Houston, Texas               0               900      2,758        0          1,971
Greenwich, Connecticut     600               199        795        0              0
Southfield, Michigan         0             1,000     10,280        0            675
                          ----            ------   --------       --        -------
                           600             3,254     24,090        0          3,663

SHOPPING CENTERS:
Clearwater, Florida       6,000            3,689     17,273        0          2,633
Springfield,
 Massachusetts                0            1,372      3,656        0          7,410
Farmingdale, New York         0            1,029      4,176        0              0
Somers, New York          2,527              821      2,600        0              2
Wayne, New Jersey         9,100            2,492      9,966        0             56
                          -----          -------     ------       ---       -------
                          17,627           9,403     37,671        0         10,101

DEPARTMENT STORES:
Tempe, Arizona                0              378      1,518        0            970
Mesa, Arizona                 0              440      1,631        0            989
Manassas, Virginia            0              283      1,723        0             42
                          ------           -----     ------       ----      -------
                              0            1,101      4,872        0          2,001

INDUSTRIAL SERVICE
CENTERS:
Syracuse, New York           0              253          530       0         0
Memphis, Tennessee           0              149          297       0         0
                          ----             ----         -----     ----      ---
                             0              402          827       0         0

MIXED USE FACILITY:
RETAIL/OFFICE:
Newington,
 New Hampshire               0              421         1,997      0         4,619
                          ----             ----         ------    ---       ------

LAND:
Newington,
 New Hampshire              0               305          0         0         0
Denver, Colorado            0             1,199          0         0         0
                          ----           ------         ---       ----      -----
                            0             1,504          0         0         0

TOTAL REAL ESTATE
SUBJECT TO                --------       --------       -------   -----     ---------
OPERATING LEASES           $18,227        $16,085       $69,457    $0        $20,384
                          --------       --------       --------  -----     ---------



HRE PROPERTIES
OCTOBER 31, 1993
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
(In thousands)
                                    COL. E               COL. F         COL. G/H            COL. I
                               ------------------------------------------------------------------
                                                                                 Life on which-
                                                                                 depreciation for
                          Amount at which Carried                                buildings and
                          at Close of Period                                     improvements
                          ---------------------        Accumulated     Date     in latest income
                                  Building &          Depreciation Constructed  statements is
Description and Location   Land   Improvements Total    (Note (b)) or Acquired  computed (note (d))
- ------------------------  ------  -----------  -------  ---------- ------------ -------------------
REAL ESTATE SUBJECT TO
OPERATING
LEASES (Note (a)):
- ----------------------
OFFICE BUILDINGS:
Denver, Colorado          $1,155    $11,274   $12,429    $2,764        1983      45
Houston, Texas               900      4,729     5,629     2,380        1975      40
Greenwich, Connecticut       199        795       994         4        1993      31.5
Southfield, Michigan       1,000     10,955    11,955     3,083        1983      35
                          ------    -------   -------   -------
                           3,254     27,753    31,007     8,231

SHOPPING CENTERS:
Clearwater, Florida        3,689     19,906    23,595    4,557         1985      40
Springfield, Massachusetts 1,372     11,066    12,438    4,184         1970      40
Farmingdale, New York      1,029      4,176     5,205       16         1993      31.5
Somers, New York             821      2,602     3,423      109         1992      31
Wayne, New Jersey          2,492     10,022    12,514      255         1992      31
                          ------    -------   -------   -------
                           9,403     47,772    57,175    9,121
                          ------    -------   -------   -------
DEPARTMENT STORES:
Tempe, Arizona               378     2,488     2,866     1,185         1970      40
Mesa, Arizona                440     2,620     3,060     1,245         1971      40
Manassas, Virginia           283     1,765     2,048     1,088         1972      40
                           -----    ------    ------    ------
                           1,101     6,873     7,974     3,518

INDUSTRIAL SERVICE
 CENTERS:
Syracuse, New York           253       530       783       128         1973/1985  40
Memphis, Tennessee           149       297       446        71         1973/1985  40
                            ----      ----      ----      ----
                             402       827     1,229       199

MIXED USE FACILITY:
RETAIL/OFFICE:
Newington, New Hampshire     421     6,616     7,037     1,768         1979  40

LAND:
Newington, New Hampshire     305         0       305         0         1981
Denver, Colorado           1,199         0     1,199         0         1988
                          ------    ------    ------    -------
                           1,504         0     1,504         0
                          ------    ------    ------    -------


TOTAL REAL ESTATE
SUBJECT TO
OPERATING LEASES          $16,085    $89,841   $105,926  $22,837
                          --------  --------  --------- --------


HRE PROPERTIES
OCTOBER 31, 1993
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
- ------------------------------------------------------

(In thousands)


 COL. A                   COL. B          COL. C              COL. D
- -------------------------------------------------------------------------------
                                                        Cost Capitalized Subsequent
                     Initial Cost to Trust                   To Acquisition
                     ------------------------------------ -------------------------
                                               Building &    Carrying  Building &
Description and Location       Encumbrances   Land  Improvements   Costs    Improvements
- -------------------------------------------   ----- ------------  --------- ------------
REAL ESTATE SUBJECT TO FINANCING
LEASES (Notes (c) and (e)):
- --------------------------------
INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)

Orlando, Florida                  $0           $717           $2,206         $0        $0
St. Louis, Missouri                0           523            2,253          0         2,363
Memphis, Tennessee                 0           265            2,426          0         0
Dallas, Texas                  6,000      193            2,266          0         4,195
Denver, Colorado                   0           174            1,783          0         0
Beaverton, Oregon                  0           168            2,263          0         0
Deferred Lease
Renewal Rights                     0           0              0              0         764
                             -------     --------           -------         ----      -----
                               6,000        2,040           13,197           0         7,322
                             -------     --------            ------         ----      ------

INDUSTRIAL DISTRIBUTION
 CENTER:

(Leased to Firestone Tire
and Rubber Company):
Albany, Georgia                    0           835            3,343         0          0

                             -------        ------           -------        ---       -------
TOTAL REAL ESTATE SUBJECT TO
FINANCING LEASES              $6,000       $2,875            $16,540        $0         $7,322
                             -------    ------           -------        ---        -------

HRE PROPERTIES
OCTOBER 31, 1993
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
- ------------------------------------------------------------------




                          COL. E                         COL. F         COL. G/H
                          ------------------------------------------------------
                          Amount at Which Carried
                          at Close of Period             Net Investment
                          Remaining                      in Properties
                          Minimum                        Subject to    Date
                          Lease     Residual   Unearned  Financing     Constructed
                          Payments   Value     Income    Leases        or Acquired
                          --------  -------   -------   -------        ------------
- --------------------------------
REAL ESTATE SUBJECT TO FINANCING
LEASES (Notes (c) and (e)):

INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)
Orlando, Florida                $845      $1,348    $ (411)   $1,782    1970
St. Louis, Missouri            3,261       1,116    (1,104)    3,323    1970
Memphis, Tennessee               891         959      (377)    1,473    1970
Dallas, Texas                  4,982         841    (1,523)    4,300    1970
Denver, Colorado                 595         863      (248)    1,030    1970
Beaverton, Oregon                740         814      (298)    1,256    1970
Deferred Lease Renewal Rights      0         764         0       764    1981
                              -------     ------    -------  -------
                              11,314       6,575    (3,961)   13,928
                              -------     ------    -------   ------
INDUSTRIAL DISTRIBUTION
 CENTER:
(Leased to Firestone Tire
and Rubber Company):
Albany, Georgia                3,014        100       (852)    2,262    1972
                              ------       ----       -----   ------

TOTAL REAL ESTATE SUBJECT TO
FINANCING LEASES              $14,328     $6,675   ($4,813)  $16,190
                              -------     ------   --------- -------

HRE PROPERTIES
OCTOBER 31, 1993
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION(Continued)
- -----------------------------------------------------------------

NOTES:                                  1993       1992      1991
                                        ---------  --------- --------
                                                  (In thousands)
(a) RECONCILIATION OF PROPERTIES
     OWNED SUBJECT TO OPERATING
     LEASES

     Balance at beginning of year       $124,404  $108,168  $106,879

     Property improvements during
     the year                              1,091     1,210     1,470

     Property acquired during the
     year                                  6,198    15,881        -


HRE PROPERTIES
OCTOBER 31, 1993
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION(Continued)
- ----------------------------------------------------------------

NOTES:                                  1993       1992      1991
                                        ---------  --------- --------
                                                  (In thousands)
(a) RECONCILIATION OF PROPERTIES
     OWNED SUBJECT TO OPERATING
     LEASES

     Balance at beginning of year       $124,404  $108,168  $106,879

     Property improvements during
     the year                              1,091     1,210     1,470

     Property acquired during the
     year                                  6,198    15,881        -

     Reclassification of property
     subject to financing leases to
     property subject to operating
     leases                                   -         -        435

     Property sold or disposed of
     during the year                    (25,767)      (855)     (616)
                                        --------  --------- ---------
     Balance at end of year             $105,926  $124,404  $108,168
                                        ========  ========  =========

(b) RECONCILIATION OF ACCUMULATED
     DEPRECIATION

     Balance at the beginning of year   $27,985   $25,170   $21,846

     Provision during the year charged
     to income                            3,497     3,670     3,940

     Property sold or
     disposed of during the year         (8,645)     (855)     (616)
                                        --------  --------  --------
     Balance at end of year             $22,837   $27,985   $25,170
                                        =======   =======   ========

(c)  RECONCILATION OF PROPERTIES
     OWNED SUBJECT TO FINANCING
     LEASES-

     Balance at beginning of year       $17,532   $18,758   $20,312

     Recovery of investment in
     property owned subject to
     financing leases                     (1,342)   (1,226)  (1,119)

     Reclassification of property
     subject to financing leases
     to property subject to
     operating leases                                           (435)
                                        --------- --------- ---------

     Balance at end of year             $16,190   $17,532   $18,758
                                        =======   =======   =======

(d)  Tenant improvement costs are depreciated over the life of the related leases, which range from 3 to 25 years.

(e)  The difference between the initial costs to the Trust and costs capitalized subsequent to acquisition and the amount at which carried at close of period represents accumulated depreciation for the period prior to classification of these assets as financing leases and accumulated recoveries for the period thereafter.

OCTOBER 31, 1993
SCHEDULE XII- MORTGAGE LOANS ON REAL ESTATE
- --------------------------------------------------------------------------- ------------------
COL. A          COL. B             COL. C          COL.D          COL. E         COL. F
- --------------------------------------------------------------------------- ------------------

                                                                  Face Amount    Carrying Amount
                                    Final                         of Mortgages   of Mortgages
                     Interest Rate  Maturity       Periodic       (Note (b) )    (Note (a) )
Description        Coupon Effective Date           Payment Terms  (In Thousands) (In Thousands)
- -----------------------------------------------------------------------------------------------
I. FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (NOTE (c) and (d):
Department Store:
Clayton County, Georgia   9%   9%   10-30-1999     Principal payable        $143      $143
                                                   In full at maturity.
Retail Store:                                      Interest paid currently.
Fall River,
 Massachusetts            9%   14%  04-01-2013     Payable in monthly       1,490     953
                                                   installments of $11,920.
Retail Store:
Erie, Pennsylvania        9%   14%  07-01-2013     Payable in monthly       1,351     866
                                                   installments of $10,787.
Department Store:
Riverside, California     9%   12%  01-15-2013     Payable in quarterly     2,307     1,714
                                                   installments of $54,313.
Office Building:
Syracuse, New York    10.5% 10.5%   04-01-2010     Principal payable        4,836     4,836
                                                   In full at maturity.
                                                   Interest is payable
                                                   monthly at 8%; an
                                                   additional 2.5% is due
                                                   monthly under certain
                                                   circumstances.
                                                                            ------    -----
Total First Mortgage Loans                                                  10,127    8,512
                                                                            ------    -----

II. SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (Notes (c) and (e) ):

Retail Store:
Riverside, California     9%   12%  01-15-2001     Payable in quarterly
                                                   installments of $21,135.      750  405
                                                                            --------  ----
TOTAL MORTGAGE LOANS ON REAL ESTATE                                         $10,877  $8,917





SCHEDULE XII - MORTGAGE  LOANS ON REAL ESTATE (continued)
NOTES TO SCHEDULE XII


                                              Year Ended October 31,
                                    ------------------------------------------
Reconciliation of Mortgage
Loans on Real Estate
                                       1993              1992             1991
                                     ----------        ----------      ----------
(a) Balance at beginning of
period:                             $8,978              $9,031         $11,608

Additions during current period:

Recognition of deferred gains
on sales of properties               ---                 ---             2,295

Deductions during current period:

Collections of principal and
amortization of discounts               (61)            (53)            (1,701)
Sales of mortgage note receivable     ---               ---             (3,171)
                                    ------------   -----------    -------------
Balance at close of period:              $8,917         $8,978           $9,031
                                    ============   ============   =============


(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages.
(c)  At October 31,1993 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)  There are no prior liens for any of the First Mortgage Loans on Real Estate.
(e)  The First Mortgage Loan on this property is held by the Trust.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HRE PROPERTIES

                                         By:  /S/ CHARLES J. URSTADT
                                              -----------------------
                                              Charles J. Urstadt
                                              Chairman and President


Dated: January 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ CHARLES J. URSTADT                                      January 28, 1994
Charles J. Urstadt
President and Trustee
(Principal Executive Officer)



/s/ JAMES R. MOORE                                          January 28, 1994
James R. Moore
Senior Vice President - Chief
  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)



/s/ E. VIRGIL CONWAY                                        January 28, 1994
E. Virgil Conway
Trustee



/s/ ROBERT R. DOUGLASS                                     January 28, 1994
Robert R. Douglass
Trustee



/s/ PETER HERRICK                                           January 28, 1994
Peter Herrick
Trustee



/s/ GEORGE H. C. LAWRENCE                                   January 28, 1994
George H. C. Lawrence
Trustee



/s/ WILLIAM F. MURDOCH, JR.                                 January 28, 1994
William F. Murdoch, Jr.
Trustee



/s/ PAUL D. PAGANUCCI                                       January 28, 1994
Paul D. Paganucci
Trustee

/s/ JAMES O. YORK                                           January 28, 1994
James O. York
Trustee

                              INDEX TO EXHIBITS

Exhibit

(3)   Articles of Incorporation and By-laws.

      3.1 Fourth Amended and Restated Declaration of Trust of the Trust, as amended (incorporated by reference to Exhibit 4.1 of the Regist-rant's Registration Statement on Form S-8 (No. 33-41408)).

      3.2 By-laws of the Trust, as amended (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (No. 33-41408)).

(4)   Instruments Defining the Rights of
      Security Holders, Including Indentures:

      4.1  Common Shares:  See Exhibit 3.1 hereto.

      4.2  Preferred Shares:  See Exhibit 3.1 hereto.

      4.3 Preferred Share Purchase Rights: See Exhibits 3.1 and 10.5 here-to.

(10)  Material Contracts.

      10.1 Form of Indemnification Agreement entered into between the Regis-trant and each of its Trustees and for future use with Trustees and officers of the Trust (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989).*


      10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorpo-rated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

      10.3 Rights Agreement between the Trust and The First National Bank of Boston, as Rights Agent, dated as of October 28, 1988 (incorpo-rated herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K dated October 28, 1988).

      10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by refer-ence to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

    10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended Octo-ber 31, 1991).*

      10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

      10.6 Amended and Restated HRE Properties Stock Option Plan (incorpo-rated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

      10.7 Letter Agreement dated November 17, 1992 between the Registrant and Stephen C. Hagen (incorporated herein by reference to Exhibit
           10.9 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1992).*

      10.8 Letter Agreement dated December 30, 1992 between the Registrant and William F. Murdoch, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1992).*

(13)  Annual Report to Security Holders.

      13.1 The Annual Report to Shareholders for the fiscal year ended October 31, 1993 is not required to be filed herewith.

(21)  Subsidiaries.

      21.1 List of Trust's subsidiaries (incorporated by reference to Exhibit 22.1 of the
           Registrant's Annual Report on Form 10-K for the year ended October 31, 1988).

(23)  Consents of Experts and Counsel.

      23.1 The consent of Arthur Andersen & Co. to the incorporation by reference of their reports included or incorporated by reference herein in the Registrant's Registration Statements on Form S-3 (2-77495), Form S-8 (No. 2-93146) and Form S-8 (No. 33-41408) is
           filed herewith as part of this report.

*Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this annual report on Form 10-K for the year ended October 31, 1993 of HRE Properties, in its previously filed Registration Statement on Form S-3 (2-77495) and its previously filed Registration Statements on Form S-8 (No. 2-93146 and No. 33-41408), and to the reference to our Firm under the caption "Experts" in each of said Registration Statements.



                                     ARTHUR ANDERSEN & CO.





New York, New York
January 26, 1994