Form 10-Q
period 1994-04-30
HRE PROPERTIES
filed 1994-06-14
CIK 48896

                                              FORM 10-Q

                                 SECURITIES AND EXCHANGE COMMISSION

                                        WASHINGTON, DC  20549



                            Quarterly Report under Section 13 or 15(d) of
                                 The Securities Exchange Act of 1934



For Quarter Ended April 30, 1994                  Commission File Number 1-6309
                  --------------                                         ------
                                 HRE PROPERTIES
                                 --------------
            (Exact Name of Registrant as Specified in Charter)

MASSACHUSETTS                                       04-245-8042
- - - -------------                                       -----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

530 FIFTH AVENUE, 21ST FLOOR, NEW YORK, NY                10036
- - - ------------------------------------------              ---------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 642-4800

The number of shares of Registrant's common shares outstanding as of the close ofperiod covered by this report: 5,331,895
                                  ---------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X     No
                                     ---          ---

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 10 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 10 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                                INDEX

                                           HRE PROPERTIES



PART I.  FINANCIAL INFORMATION
- - - ------------------------------

Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Income--Three months ended April 30, 1994 and 1993, Six months ended April 30, 1994 and 1993.

     Consolidated Balance Sheets--April 30, 1994 and October 31, 1993.

     Consolidated Statements of Cash Flows--Six months ended April 30, 1994 and 1993.

     Consolidated Statements of Shareholders' Equity--Six months ended April 30, 1994 and 1993.

     Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION
- - - ---------------------------

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES
- - - ----------


                               HRE PROPERTIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                  (In thousands, except per share data)


                                                               Six Months Ended         Three Months Ended
                                                                    April 30                 April 30
                                                               -----------------        ------------------
                                                               1994        1993           1994       1993
                                                               ----         ----         ----        -----
REVENUES:
      Operating leases                                         $8,014       $7,618      $4,274       $3,845
      Financing leases                                            713          775         353          383
      Interest                                                    520          582         258          300
      Interest from and equity in losses
        of unconsolidated joint ventures                          --         (152)          --         (87)
                                                               ------       ------      ------       ------
                                                                9,247        8,823       4,885        4,441
                                                               ------       ------      ------       ------
EXPENSES:
      Real estate operations                                    3,638        3,427       1,936        1,790
      Interest                                                  1,713        1,603         959          796
      Depreciation and amortization                             1,940        2,278       1,013        1,131
      General and administrative                                  754          971         357          455
      Trustees' fees and expenses                                  84           73          48           34
      Consulting fee                                               --          145          --           --
      Write-down in carrying value of
        investments                                                --        3,300          --        3,300
                                                               ------       ------      ------       ------
                                                                8,129       11,797       4,313        7,506
                                                               ------       ------      ------       ------
INCOME (LOSS) BEFORE GAINS ON SALES OF
      PROPERTIES                                                1,118      (2,966)         572      (3,060)

GAINS ON SALES OF PROPERTIES                                       82        2,330          82        2,330
                                                               ------       ------      ------       ------

NET INCOME (LOSS)                                              $1,200       $(636)      $  654       $(730)
                                                               ======       ======      ======       ======

NET INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before gains on sales of properties            $  .21       $(.56)      $  .11      $ (.58)
  Gains on sales of properties                                    .01          44          .01          44
                                                               ------       ------      ------       ------
  Net Income (Loss)                                            $  .22       $(.12)      $  .12      $ (.14)
Weighted Average Number of Common Shares                       ======       ======      ======       ======
 Outstanding                                                    5,323        5,290       5,326        5,293
                                                               ======       ======      ======       ======


The accompanying notes to consolidated financial statements are an integral part of these statements.




                                                 HRE PROPERTIES
                                          CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except per share data)


                                                                    April 30, 1994         October 31, 1993
                                                                    --------------         ----------------
                                                                       (UNAUDITED)
ASSETS
Real Estate Investments:
      Properties owned--at cost, net of accumulated
      depreciation and recoveries of $35,649 at
      April 30, 1994 and $33,384 at October 31, 1993                      $122,088                $  99,279
      Investment in unconsolidated joint venture                              --                        250
      Mortgage notes receivable                                              8,883                    8,917
                                                                          --------                 --------
                                                                           130,971                  108,446

Cash and cash equivalents                                                    4,385                    7,061
Interest and rent receivable                                                 1,895                    1,304
Deferred charges, net of accumulated amortization                            2,248                    1,796
Other assets                                                                 1,051                      723
                                                                          --------                 --------
                                                                          $140,550                 $119,330
                                                                          ========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Bank note payable                                                  $   5,000                $    --
      Mortgage notes payable                                                42,077                   24,227
      Accounts payable and accrued expenses                                    899                      847
      Deferred trustees' fees                                                  624                      602
      Other liabilities                                                        763                      958
                                                                          --------                 --------
                                                                            49,363                   26,634
                                                                          --------                 --------


Shareholders' Equity:
      Preferred shares, without par value;
      2,000,000 shares authorized; none issued                                  --                       --
      Common shares, without par value; unlimited
      shares authorized; 5,510,243 and
      5,498,454 issued on April 30, 1994
      and October 31, 1993                                                123,372                  123,205
Less 178,348 common shares held in treasury,
      at cost                                                              (2,861)                  (2,861)
                                                                          --------                --------
Distributions in excess of accumulated net income                         (29,324)                 (27,648)
                                                                          --------                --------
                                                                           91,187                   92,696
                                                                          --------                --------
                                                                         $140,550                 $119,330
                                                                          ========                ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              Page 4 of 10


                                           HRE PROPERTIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                          (In thousands)

                                                                     Six Months Ended April 30
                                                                     -------------------------
                                                                              1994                     1993
                                                                              ----                     ----
Operating Activities:
      Net income (loss)                                                    $1,200                    $(636)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                      1,978                    2,319
         Recovery of investment in properties owned
           subject to financing leases                                        722                      655
         Equity in losses of unconsolidated joint venture                      --                      177
         Minority interests in net losses of consolidated
          joint ventures                                                       (7)                      (8)
         Gains on sales of properties                                         (82)                  (2,330)
         Write-down in carrying value of investments                           --                    3,300
                                                                         --------                 --------
                                                                            3,811                    3,477
         Changes in operating assets and liabilities:
         Increase in interest and rent receivable                            (591)                    (299)
         Increase in accounts payable and accrued expenses                     52                      290
         (Increase) decrease in other assets and
             other liabilities, net                                          (561)                      19
                                                                         --------                 --------
          Net Cash Provided by Operating Activities                         2,711                    3,487
                                                                         --------                 --------
Investing Activities:
      Acquisition of properties owned                                     (25,158)                       --
      Improvements to existing properties owned and deferred
        charges -- net                                                     (1,134)                  (1,024)
      Additional capital contributed to unconsolidated
        joint venture                                                          --                     (100)
      Proceeds from sales of properties and investment in
        unconsolidated joint venture                                          705                    3,230
      Payments received on mortgage notes receivable                           34                       30
      Miscellaneous                                                            25                      (33)
                                                                         --------                 --------
        Net Cash Provided By (Used In) Investing Activities               (25,528)                   2,103
                                                                         --------                 --------

Financing Activities:
      Proceeds from mortgage notes and bank note                           23,000                       --
      Dividends paid                                                       (2,876)                  (2,857)
      Proceeds from sales of additional common shares                         167                      119
      Payments on mortgage notes payable
        and other liability                                                  (150)                    (807)
                                                                          --------                 --------
      Net Cash Used In Financing Activities                                20,141                   (3,545)
                                                                          --------                 --------

Net Increase (Decrease) In Cash and Cash Equivalents                       (2,676)                   2,045
Cash and Cash Equivalents at Beginning of Period                            7,061                    4,458
                                                                          --------                --------


Cash and Cash Equivalents at End of Period                                $ 4,385                  $ 6,503
                                                                          ========                 ========

The accompanying notes to consolidated financial Statements are an integral part of these statements.




                                    HRE PROPERTIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)
                     (In thousands, except shares and per share data)



                                                   Common Shares                   (Distributions
                                                                          Treasury    In Excess
                                             Outstanding       Issued      Shares,    Accumulated
                                                Number         Amount      at Cost    Net Income)      Total
                                            ------------       ------      -------    -----------   -----------
Balances-October 31, 1992                      5,296,109     $122,590     $(2,705)      $(16,967)     $102,918
  Net (loss)                                          --           --       --              (636)         (636)
  Cash dividends declared ($.54
    per share)                                        --         --         --            (2,857)       (2,857)
  Sale of additional common shares
    under dividend reinvestment plan               9,093          119        --              --            119
  Common shares acquired in cancel-
    lation of stock option plan                  (8,250)          156        (156)           --            --
                                               ---------    ---------    ---------      ---------     ---------

Balances--April 30, 1993                      5,296,952      $122,865     $(2,861)      $(20,460)     $ 99,544
                                              ==========   ==========   ==========     ==========    ==========


Balances-October 31, 1993                     5,320,106      $123,205     $(2,861)      $(27,648)     $ 92,696
  Net income                                          --           --           --         1,200         1,200

  Cash dividends declared ($.54
    per share)                                        --           --           --        (2,876)       (2,876)
  Sale of additional common shares
    under dividend reinvestment plan
    and stock option plan                        11,789           167           --             --          167
                                              ----------    ---------    ---------      ---------     ---------

Balances--April 30, 1994                      5,331,895      $123,372     $(2,861)      ($29,324)      $91,187
                                              ==========    =========    =========      =========    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.


                                      HRE PROPERTIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), its wholly-owned subsidiary, and certain joint ventures where the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended April 30, 1994 are not necessarily indicative of the results that may be expected for the year ending October 31, 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report for the fiscal year ended October 31, 1993.

 2. The Trust accounts for its leases of real property in accordance with the provisions of Financial Accounting Standards Board Statement No. 13, "Accounting for Leases." This statement sets forth specific criteria for determining whether a lease should be accounted for as an operating lease or a financing lease. In general, the financing lease method applies where property is under long-term lease to a credit worthy tenant and the present value of the minimum required lease payments is at least 90% of the value of the property. Other leases are accounted for as operating leases.

 3. In December 1993, the Trust acquired a 296,000 square foot retail shopping center located in Meriden, Connecticut for a purchase price of $25 million. The property was acquired subject to a nonrecourse first mortgage loan of $15 million. The mortgage loan bears interest at an annual rate of 7.5% for a five-year term with interest only due monthly for the first two years and monthly installments of principal and interest until maturity.
    In connection with this acquisition, the Trust used the proceeds of its $5 million line of credit arrangement to complete the purchase.
    The Trust currently pays interest at an annual rate of LIBOR plus 2.75% on oustanding borrowings.

 4. The Trust has entered into a contract to purchase a 10,000 square foot office property located in Greenwhich, Connecticut at a purchase price of $550,000 all cash. The transaction closed in May, 1994.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------


Liquidity and Capital Resources:
- - - --------------------------------

  The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise.
At April 30, 1994, the Trust had $4.4 million in cash and cash equivalents and current liabilities of approximately $.9 million. Long-term debt consists of mortgage loans totaling $42.1 million, of which approximately $350,000 in principal payments are due in fiscal 1994. During fiscal 1994 the Trust obtained proceeds of $18 million from nonrecourse first mortgage loan financings. The loans are collateralized by two of the Trust's properties.
The Trust also has a $5 million unsecured line of credit with a major commercial bank. In connection with the acquisition of the Trust's Townline shopping center, Meriden Connecticut, the Trust has fully drawn on the line of credit. The line of credit expires on September 1, 1994 and it is anticipated that the line of credit will be repaid from proceed a mortgage loan financing, sales of property or may be extended by the Lender.

  The Trust expects to make new real estate investments periodically. The funds for such investments may come from existing liquid assets, lines of credit, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. In the first quarter of fiscal 1994, the Trust acquired a 296,000 square foot shopping center in Meriden, Connecticut. The total purchase price was $25 million consisting of $10 million cash (including $5 million drawn from the Trust's line of credit arrangement) and first mortgage financing of $15 million. The first mortgage bears interest at 7.5% per annum and matures in five years.
In May 1994, the Trust also acquired an office building located
Greenwich Connecticut. The 10,000 square foot property was acquired at a purchase price of $550,000, all cash. The Trust also invests in its existing properties and during the first half of fiscal 1994, spent approximately $1,134,000 on its properties for capital improvement and leasing costs.

      The Trust sold its distribution property located in Memphis, Tennessee and net leased to the tenant at a net sale price of $450,000, all cash. The transaction closed during the Trust's second quarter and the Trust realized a gain on the sale of $82,000.



Results of Operations:
- - - ----------------------

  "Funds from operations" (net income before gains on sales of properties and non-recurring items, adjusted for non-cash charges and credits, recoveries of investment in properties owned subject to financing leases and cash distributions received from investments in unconsolidated joint ventures) is an important financial measure of the Trust's operating performance. Funds from operations for the three-months ended April 30, 1994 increased to $1,962,000 from $1,802,000 in the second quarter a year ago. Net income for the second quarter of fiscal 1994 was $654,000 or $.12 per share compared to a net loss of $730,000 or $.14 per share for the comparable period in 1993.

  For the first six months of fiscal 1994, net income was $1,200,000 or $.22 per share compared to a net loss of $636,000 or $.12 per share in the year ago period. Fiscal 1993 results include non cash charges aggregating $3.3 million to writedown the carrying values of two of the Trust's office building investments to their respective net realizable values. The investments were subsequently disposed of during fiscal 1993.


Revenues:
- - - ---------

  Operating lease income from retail properties increased by $1,767,000 or 47% in the first half of fiscal 1994 compared to the prior year's period primarily from the added rental revenues of the Trust's retail property acquisitions in Farmingdale, New York and Meriden, Connecticut. Operating lease income from office properties declined by $1,356,000 principally from the disposition of the Trust's office building investment in Portland, Oregon during fiscal 1993 and lower occupancy at the Trust's Denver, Colorado office building. The Trust recently signed leases totaling 22,400 square feet of space at that property.

Expenses:
- - - ---------

  General and administrative expenses decreased to $754,000 in the first six-month period of fiscal 1994 from $971,000 in the comparable period last year. A portion of the decrease is attributable to the amount of administrative costs allocated to specific property operating costs as a result of the Trust's assumption of direct property management responsibilities at its retail properties. These properties were previously managed by third-party management firms under fee arrangements.

  The decrease in consulting fee expense resulted from the termination last year of a consulting arrangement with a Trustee in consideration of a lump sum payment which was paid in 1993's first quarter.

  The increase in interest expense is attributable to the addition of $24.6 million of mortgage notes payable obtained in fiscal 1993 and in the first quarter of fiscal 1994. The mortgage notes bear interest at an average annual rate of approximately 7.7%.

  The Trust recorded gains on sales of properties of $82,000 or $.01 per share and $2,330,000 or $.44 per share during the six month period ended April 30, 1994 and 1993, respectively. The gains were recorded in connection with the sales of single tenant net leased properties.

                         PART II - OTHER INFORMATION



Item 6    Exhibits and Reports on Form 8-K
          --------------------------------
          No reports on Form 8-K have been filed by the Registrant during the three-month period ended April 30, 1994.


                           S I G N A T U R E S

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HRE PROPERTIES
                                            --------------
                                             (Registrant)



                                            By:___________________________
                                               James R. Moore
                                               Senior Vice President/
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)



                                            By:_____________________________
                                               Charles J. Urstadt
                                               Chairman, President and
                                               Chief Executive Officer