Form 10-Q
period 1994-07-31
HRE PROPERTIES
filed 1994-09-14
CIK 48896

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549


                    Quarterly Report under Section 13 or 15(d) of
                         The Securities Exchange Act of 1934

          For Quarter Ended July 31, 1994
          Commission File Number 1-6309

                                    HRE PROPERTIES
                  (Exact Name of Registrant as Specified in Charter)

          MASSACHUSETTS
          (State or other jurisdiction of
          incorporation or organization)

          04-245-8042
          (I.R.S. Employer
          Identification Number)

          530 FIFTH AVENUE, 21ST FLOOR, NEW YORK, NY
          (Address of principal executive offices)

          10036
          (Zip Code)

          Registrant's telephone  number, including area code:
          (212) 642-4800

          The number of shares of Registrant's common shares outstanding as of the close of period covered by this report: 5,337,054

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

                                        INDEX

                                    HRE PROPERTIES



          PART I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

                 Consolidated  Statements  of  Income--Three  months  ended
                 July 31, 1994 and 1993, Nine months ended July 31, 1994 and 1993.

                 Consolidated Balance  Sheets--July  31, 1994  and  October
                 31, 1993.

                 Consolidated Statements of Cash Flows--Nine months ended July 31, 1994 and 1993.

                 Consolidated  Statements  of   Shareholders'  Equity--Nine
                 months ended July 31, 1994 and 1993.

                 Notes to Consolidated Financial Statements.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations.

          PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES

                                    HRE PROPERTIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            NINE MONTHS ENDED       THREE MONTHS ENDED
                                                 JULY 31                  JULY 31
                                           -------------------      ------------------
                                              1994        1993         1994       1993
                                           -------    --------       ------   --------
   REVENUES:
     Operating leases                      $12,232     $10,567       $4,217     $2,949
     Financing leases                        1,055       1,150          343        375
     Interest                                  779         848          259        265
     Interest from and equity in losses
       of unconsolidated joint ventures         --       (243)           --       (92)
                                           -------    --------       ------   --------
                                            14,066      12,322        4,819      3,497
                                           -------    --------       ------   --------
   EXPENSES:
     Real estate operations                  5,473       4,829        1,835      1,409
     Interest                                2,678       2,036          965        433
     Depreciation and amortization           3,001       3,093        1,061        815
     General and administrative              1,091       1,443          336        471
     Trustees' fees and expenses               123         105           38         32
     Consulting fee                             --         145           --         --
     Write-down in carrying value of
       investments                              --       8,285           --      4,985
                                           -------    --------       ------   --------
                                            12,366      19,936        4,235      8,145
                                           -------    --------       ------   --------

   INCOME (LOSS) BEFORE GAINS ON SALES OF
     PROPERTIES                              1,700     (7,614)          584    (4,648)

   GAINS ON SALES                               82       2,330           --         --
                                           -------    --------       ------   --------
   NET INCOME (LOSS)                        $1,782    $(5,284)       $  584   $(4,648)
                                           -------    --------       ------   --------
                                           -------    --------       ------   --------

   NET INCOME (LOSS) PER COMMON SHARE:
     Income (loss) before gains on sales
       of properties                        $  .32    $ (1.44)       $  .11   $  (.88)
     Gains on sales of properties              .02        .44            --        --
                                           -------    --------       ------   --------
     Net Income (Loss)                      $  .34    $ (1.00)       $  .11   $  (.88)
                                           -------    --------       ------   --------
                                           -------    --------       ------   --------
   Weighted Average Number of Common
    Shares Outstanding                       5,326       5,293        5,333      5,297
                                           -------    --------       ------   --------
                                           -------    --------       ------   --------

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                    HRE PROPERTIES
                             CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share data)

                                                             July 31, 1994   October 31, 1993
                                                             -------------   ----------------
                                                              (UNAUDITED)
   ASSETS

   Real Estate Investments:
     Properties owned--at cost, net of accumulated
     depreciation and recoveries of $36,898 at
     July 31, 1994 and $33,384 at October 31, 1993                $121,712        $ 99,279
     Investment in unconsolidated joint venture                        --              250
     Mortgage notes receivable                                       8,866           8,917
                                                                  --------        --------
                                                                   130,578         108,446

   Cash and cash equivalents                                         3,593           7,061
   Interest and rent receivable                                      1,965           1,304
   Deferred charges, net of accumulated amortization                 2,167           1,796
   Other assets                                                      1,303             723
                                                                  --------        --------
                                                                  $139,606        $119,330
                                                                  --------        --------
                                                                  --------        --------

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
     Bank note payable                                            $  5,000        $    --
     Mortgage notes payable                                         41,970          24,227
     Accounts payable and accrued expenses                           1,075             847
     Deferred trustees' fees                                           635             602
     Other liabilities                                                 580             958
                                                                  --------        --------
                                                                    49,260          26,634
                                                                  --------        --------
                                                                  --------        --------
   Shareholders' Equity:
     Preferred shares, without par value;
     2,000,000 shares authorized; none issued                          --              --
     Common shares, without par value; unlimited
     shares authorized; 5,515,402 and
     5,498,454 issued on July 31, 1994
     and October 31, 1993                                          123,440         123,205
   Less 178,348 common shares held in treasury,
     at cost                                                       (2,861)         (2,861)
   Distributions in excess of accumulated net income              (30,233)        (27,648)
                                                                  --------        --------
                                                                    90,346          92,696
                                                                  --------        --------
                                                                  $139,606        $119,330
                                                                  --------        --------
                                                                  --------        --------

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                    HRE PROPERTIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (In thousands)

                                                                 Nine Months Ended July 31
                                                                 -------------------------
                                                                    1994            1993
                                                                  --------        --------
   Operating Activities:
     Net income (loss)                                              $1,782        $(5,284)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                3,058           3,152
        Recovery of investment in properties owned
          subject to financing leases                                1,092             997
        Equity in losses of unconsolidated joint venture                --             269
        Minority interests in net losses of consolidated
          joint ventures                                              (13)            (20)
        Gains on sales of properties                                  (82)         (2,330)
        Write-down in carrying value of investments                     --           8,285
                                                                  --------        --------
                                                                     5,837           5,069
        Changes in operating assets and liabilities:
        Increase in interest and rent receivable                     (661)           (405)
        (Increase) decrease in accounts payable and accrued
          expenses                                                     261            (60)
        (Increase) decrease in other assets and other
          liabilities, net                                         (1,035)             124
                                                                  --------        --------
        Net Cash Provided by Operating Activities                    4,402           4,728
                                                                  --------        --------

   Investing Activities:
     Acquisition of properties owned                              (25,816)              --
     Improvements to existing properties owned and deferred
       charges -- net                                              (1,451)         (1,289)
     Additional capital contributed to unconsolidated
       joint venture                                                    --           (100)
     Proceeds from sales of properties and investment in
       unconsolidated joint venture                                    705           3,230
     Payments received on mortgage notes receivable                     50              45
     Miscellaneous                                                      31              69
                                                                  --------        --------
        Net Cash Provided by (Used In) Investing Activities       (26,481)           1,955
                                                                  --------        --------

   Financing Activities:
     Proceeds from mortgage notes and bank note                     23,000              --
     Dividends paid                                                (4,367)         (4,287)
     Proceeds from sales of additional common shares                   235             178
     Payments on mortgage notes payable
       and other liability                                           (257)           (812)
                                                                  --------        --------
        Net Cash Provided by (Used In) Financing Activities         18,611         (4,921)
                                                                  --------        --------

   Net Increase (Decrease) In Cash and Cash Equivalents            (3,468)           1,762
   Cash and Cash Equivalents at Beginning of Period                  7,061           4,458
                                                                  --------        --------
   Cash and Cash Equivalents at End of Period                      $ 3,593         $ 6,220
                                                                  --------        --------
                                                                  --------        --------

   The accompanying notes to consolidated financial Statements are an integral part of these statements.

                                    HRE PROPERTIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)
                   (In thousands, except shares and per share data)

                                                 Common Shares                     (Distributions
                                           -----------------------     Treasury      In Excess
                                           Outstanding      Issued      Shares,     Accumulated
                                              Number        Amount      at Cost     Net Income)      Total
                                             ---------     --------    --------      ---------      --------
   Balances-October 31, 1992                 5,296,109     $122,590    $(2,705)      $(16,967)      $102,918
     Net (loss)                                     --           --          --        (5,284)       (5,284)
     Cash dividends declared ($.81
       per share)                                   --           --          --        (4,287)       (4,287)
     Sale of additional common shares
       under dividend reinvestment plan         13,212          178          --             --           178
     Common shares acquired in cancel-
       lation of stock option plan             (8,250)          156       (156)             --            --
                                             ---------     --------    --------      ---------      --------
   Balances--July 31, 1993                   5,301,071     $122,924    $(2,861)      $(26,538)      $ 93,525
                                             ---------     --------    --------      ---------      --------
                                             ---------     --------    --------      ---------      --------

   Balances-October 31, 1993                 5,320,106     $123,205    $(2,861)      $(27,648)      $ 92,696
     Net income                                     --           --          --          1,782         1,782
     Cash dividends declared ($.82
       per share)                                   --           --          --        (4,367)       (4,367)
     Sale of additional common shares
       under dividend reinvestment plan
       and stock option plan                    16,948          235          --             --           235
                                             ---------     --------    --------      ---------      --------
   Balances--July 31, 1994                   5,337,054     $123,440    $(2,861)      $(30,233)       $90,346
                                             ---------     --------    --------      ---------      --------
                                             ---------     --------    --------      ---------      --------

                                    HRE PROPERTIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          1. The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), its wholly-owned subsidiary, and certain joint ventures where the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and nine-month periods ended July 31, 1994 are not necessarily indicative of the results that may be expected for the year ending October 31, 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report for the fiscal year ended October 31, 1993.

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

           3. In December 1993, the Trust acquired a 296,000 square foot retail shopping center located in Meriden, Connecticut for a purchase price of $25 million. The property was acquired subject to a nonrecourse first mortgage loan of $15 million. The mortgage loan bears interest at an annual rate of 7.5% for a five-year term with interest only due monthly for the first two years and monthly installments of principal and interest until maturity. In connection with this acquisition, the Trust used the proceeds of its $5 million line of credit arrangement to complete the purchase. The Trust currently pays interest at an annual rate of LIBOR plus 2.75% on outstanding borrowings.

          4. In June, 1994, the Trust obtained a commitment from a major commercial mortgage fund for a seven-year $4.5 million first mortgage loan at a fixed interest rate of 9.75% per annum. The loan will be secured by retail property with a net book carrying amount of $5.9 million.

          5. In September 1994, the Trust contracted to sell its 106,000 square foot retail property located in Manassas, Virginia for a cash price of $7.5 million. The transaction is expected to close in the next fiscal year.

          Item 2    Management's  Discussion  and  Analysis  of   Financial
                    Condition and Results of Operations

          Liquidity and Capital Resources:

               The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At July 31, 1994, the Trust had $3.6 million in cash and cash equivalents and current liabilities of approximately $1.0 million. Long-term debt consists of mortgage loans totaling $42.1 million, of which approximately $350,000 in principal payments are due in fiscal 1994. The Trust also has $15 million in unsecured lines of credit with two commercial banks. As of July 31, 1994, the Trust has drawn $5 million under one of the lines of credit. The lines of credit expire at periods to April, 1995 and it is anticipated that outstanding borrowings, if any, under the lines of credit will be repaid from proceeds of a mortgage loan financing, sales of property or may be extended by the lenders. During fiscal 1994 the Trust also obtained $18 million from two nonrecourse first mortgage loan financings. The loans are collateralized by two of the Trust's properties.

               In June 1994, the Trust obtained a $4.5 million nonrecourse first mortgage loan commitment from a major commercial mortgage fund. The loan will be secured by one of the Trust's properties. The mortgage loan closed in September 1994 and proceeds from the loan may be used to make new real estate investments.

               The Trust expects to make new real estate investments periodically. The funds for such investments may come from existing liquid assets, lines of credit, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. In the first quarter of fiscal 1994, the Trust acquired a 296,000 square foot shopping center in Meriden, Connecticut. The total purchase price was $25 million consisting of $10 million cash (including $5 million drawn from the Trust's line of credit arrangement) and first mortgage financing of $15 million. The first mortgage bears interest at 7.5% per annum and matures in five years. In May 1994, the Trust also acquired an office building located in Greenwich Connecticut. The 10,000 square foot property was acquired at a purchase price of $550,000, all cash. The Trust also invests in its existing properties and during the first nine-months of fiscal 1994, spent approximately $1,451,000 on its properties for capital improvement and leasing costs.

               The Trust sold its distribution property located in Memphis, Tennessee and net leased to the tenant at a net sale price of $450,000, all cash. The transaction closed during the Trust's second quarter and the Trust realized a gain on the sale of $82,000.

          Results of Operations:

               "Funds from operations" (net income before gains on sales of properties and non-recurring items, adjusted for non-cash charges and credits, recoveries of investment in properties owned subject to financing leases and cash distributions received from investments in unconsolidated joint ventures) is an important financial measure of the Trust's operating performance. Funds from operations for the three-month and nine-month periods ended July 31, 1994 increased to $2,026,000 and $5,837,000 from
          $1,592,000 ans $5,069,000 respectively in the year ago periods. Net income for the three-month and nine-month periods ended July 31, 1994 was $584,000 or $.11 per share and $1,782,000 or $.34 per share compared to a net loss of $(4,648,000) or $(.88) per share and $(5,284,000) or $(1.00) per share, respectively for the comparable periods in 1993.

          Item 2    Management's  Discussion  and  Analysis  of   Financial
                    Condition and Results of Operations (continued)

          Results of Operations (continued)

                 The three-month and nine-month periods in fiscal 1993 included non cash charges aggregating $4,985,000 and $8,285,000 respectively to writedown the carrying values of certain of the Trust's former office building investments to their estimated net realizable values at that time. The investments were subsequently disposed of during fiscal 1993.

          Revenues:

               Operating lease income from retail properties increased by approximately $2.9 million in the first nine-months of fiscal 1994 compared to the prior year's period primarily from the added rental revenues of the Trust's retail properties located in Farmingdale, New York and Meriden, Connecticut. These properties were recently acquired by the Trust. Operating lease income from office properties declined by $1.2 million reflecting the disposition of the Trust's office building investment in Portland, Oregon in the second quarter of fiscal 1993 and lower occupancy at the Trust's Denver, Colorado office building. The Trust recently signed leases totaling 22,400 square feet of space at the Denver property.

          Expenses:

               General and administrative expenses decreased in the three-month and nine-month periods from the amount of costs allocated to property operating real estate expenses as a result of the Trust's strategic decision to assume the direct property management responsibilities at most of its retail properties. These retail properties were previously managed by third-party management firms pursuant to fee arrangements.

               The decrease in consulting fee expense resulted from the termination of a consulting arrangement with a trustee in 1993's first quarter.

               The increase in interest expense in the three-month and nine-month periods is due to interest expense on additional mortgage notes payable in the principal amount of $24.6 million obtained in fiscal 1993 and the first quarter of fiscal 1994. The mortgage notes bear interest at an average annual rate of approximately 7.7%.

               The Trust recorded gains on sales of properties of $82,000 or $.01 per share and $2,330,000 or $.44 per share during the first nine months of fiscal 1994 and 1993, respectively in connection with sales of single tenant net leased properties. There were no sales of properties during the three-month periods ended July 31, 1994 and 1993.

                             PART II - OTHER INFORMATION

          Item 6       Exhibits and Reports on Form 8-K

                       No reports on Form 8-K have been filed by the Registrant during the three-month period ended July 31, 1994.


                                 S I G N A T U R E S

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HRE PROPERTIES
                                              (Registrant)




                                      By:_____________/s/_________________
                                         James R. Moore
                                         Senior Vice President/
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)




                                      By:_____________/s/_________________
                                         Charles J. Urstadt
                                         Chairman, President and
                                         Chief Executive Officer

          JRM-2