Form 10-Q/A
period 1994-07-31
HRE PROPERTIES
filed 1994-12-16
CIK 48896

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
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                          JULY 31                            JULY 31
                                                                   -----------------------           ------------------------
                                                                       1994             1993               1994           1993
                                                                   -------          --------         ----------       --------
REVENUES:
   Operating leases                                                  $12,232         $10,567             $4,217         $2,949
   Financing leases                                                    1,055           1,150                343            375
   Interest                                                              779             848                259            265
   Interest from and equity in losses
     of unconsolidated joint ventures                                     --           (243)                 --           (92)
                                                                   ---------         -------           --------       --------
                                                                      14,066          12,322              4,819          3,497
                                                                   ---------         -------           --------       --------
EXPENSES:
   Real estate operations                                              5,473           4,829              1,835          1,409
   Interest                                                            2,678           2,036                965            433
   Depreciation and amortization                                       3,001           3,093              1,061            815
   General and administrative                                          1,091           1,443                336            471
   Trustees' fees and expenses                                           123             105                 38             32
   Consulting fee                                                         --             145                 --             --
   Write-down in carrying value of
     investments                                                          --           8,285                 --          4,985
                                                                   ---------         -------           --------       --------
                                                                      12,366          19,936              4,235          8,145
                                                                   ---------         -------           --------       --------

INCOME (LOSS) BEFORE GAINS ON SALES OF
   PROPERTIES                                                          1,700         (7,614)                584        (4,648)

GAINS ON SALES OF PROPERTIES                                              82           2,330                 --             --
                                                                   ---------         -------           --------       --------
NET INCOME (LOSS)                                                     $1,782        $(5,284)            $   584       $(4,648)
                                                                   =========       =========           ========       ========

NET INCOME (LOSS) PER COMMON SHARE:
   Income (loss) before gains on sales of properties                  $  .32     $    (1.44)             $  .11     $    (.88)
   Gains on sales of properties                                          .02            .44                  --            --
                                                                   ---------         -------           --------       --------
   Net Income (Loss)                                                $    .34       $  (1.00)           $    .11       $  (.88)
                                                                   =========       =========           ========       ========
Weighted Average Number of Common Shares
 Outstanding                                                           5,326           5,293             5,333           5,297
                                                                   =========       =========           ========       ========

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

                                                    HRE PROPERTIES
                                             CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except per share data)

                                                                               July 31, 1994         October 31, 1993
                                                                               -------------         ----------------
                                                                                 (UNAUDITED)
ASSETS

Real Estate Investments:
   Properties owned--at cost, net of accumulated
   depreciation and recoveries of $36,898 at
   July 31, 1994 and $33,384 at October 31, 1993                                    $121,712                $  99,279
   Investment in unconsolidated joint venture                                           --                        250
   Mortgage notes receivable                                                           8,866                    8,917
                                                                                    --------                ---------
                                                                                     130,578                  108,446

Cash and cash equivalents                                                              3,593                    7,061
Interest and rent receivable                                                           1,965                    1,304
Deferred charges, net of accumulated amortization                                      2,167                    1,796
Other assets                                                                           1,303                      723
                                                                                    --------                ---------
                                                                                    $139,606                 $119,330
                                                                                    ========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Bank note payable                                                               $   5,000                $    --
   Mortgage notes payable                                                             41,970                   24,227
   Accounts payable and accrued expenses                                               1,075                      847
   Deferred trustees' fees                                                               635                      602
   Other liabilities                                                                     580                      958
                                                                                    --------                 --------
                                                                                      49,260                   26,634
                                                                                    --------                 --------
Shareholders' Equity:
   Preferred shares, without par value;
   2,000,000 shares authorized; none issued                                               --                       --
   Common shares, without par value; unlimited
   shares authorized; 5,515,402 and
   5,498,454 issued on July 31, 1994
   and October 31, 1993                                                             123,440                  123,205
Less 178,348 common shares held in treasury,
   at cost                                                                           (2,861)                  (2,861)
Distributions in excess of accumulated net income                                   (30,233)                 (27,648)
                                                                                   ---------                ---------
                                                                                     90,346                   92,696
                                                                                   ---------                ---------
                                                                                   $139,606                 $119,330


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                 HRE PROPERTIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                 (IN THOUSANDS)

                                                                                     Nine Months Ended July 31
                                                                                     -------------------------

                                                                                             1994         1993
                                                                                           --------   ---------
Operating Activities:
    Net income (loss)                                                                        $1,782    $(5,284)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                                          3,058      3,152
       Recovery of investment in properties owned
         subject to financing leases                                                          1,092        997
       Equity in losses of unconsolidated joint venture                                          --        269
       Minority interests in net losses of consolidated
         joint ventures                                                                        (13)        (20)
       Gains on sales of properties                                                            (82)     (2,330)
       Write-down in carrying value of investments                                               --      8,285
                                                                                             ------     -------
                                                                                              5,837      5,069
       Changes in operating assets and liabilities:
       Increase in interest and rent receivable                                               (661)       (405)
       (Increase) decrease in accounts payable and accrued expenses                            261         (60)
       (Increase) decrease in other assets and other liabilities, net                       (1,035)        124
                                                                                            -------     -------
       Net Cash Provided by Operating Activities                                              4,402      4,728
                                                                                            -------     -------

Investing Activities:
    Acquisition of properties owned                                                        (25,816)         --
    Improvements to existing properties owned and deferred
      charges -- net                                                                        (1,451)     (1,289)
    Additional capital contributed to unconsolidated
      joint venture                                                                              --       (100)
    Proceeds from sales of properties and investment in
      unconsolidated joint venture                                                              705      3,230
    Payments received on mortgage notes receivable                                               50         45
    Miscellaneous                                                                                31         69
                                                                                           --------    --------
       Net Cash Provided By (Used In) Investing Activities                                 (26,481)      1,955
                                                                                           --------    --------

Financing Activities:
    Proceeds from mortgage notes and bank note                                               23,000         --
    Dividends paid                                                                          (4,367)     (4,287)
    Proceeds from sales of additional common shares                                             235        178
    Payments on mortgage notes payable
      and other liability                                                                     (257)       (812)
                                                                                            -------     -------
       Net Cash Used In Financing Activities                                                 18,611     (4,921)
                                                                                            -------     -------

Net Increase (Decrease) In Cash and Cash Equivalents                                        (3,468)      1,762
Cash and Cash Equivalents at Beginning of Period                                              7,061      4,458
                                                                                            -------     -------


Cash and Cash Equivalents at End of Period                                                  $ 3,593    $ 6,220
                                                                                            =======    ========

The accompanying notes to consolidated financial Statements are an integral part of these statements.
                                                             Page 5 of 10


                                             HRE PROPERTIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              (UNAUDITED)
                             (In thousands, except shares and per share data)




                                                    Common Shares                         (Distributions
                                                                           Treasury       In Excess
                                                 Outstanding    Issued     Shares,        Accumulated
                                                   Number       Amount     at Cost        Net Income)    Total
                                                 ---------   ---------     -------        -----------    ------
Balances-October 31, 1992                        5,296,109    $122,590    $(2,705)         $(16,967)      $102,918
  Net (loss)                                            --         --       --               (5,284)        (5,284)
  Cash dividends declared ($.81
    per share)                                          --        --        --               (4,287)        (4,287)
  Sale of additional common shares
    under dividend reinvestment plan                13,212         178       --                 --             178
  Common shares acquired in cancel-
    lation of stock option plan                    (8,250)         156       (156)              --             --
                                                ----------   ---------    --------         ---------      ---------

Balances--July 31, 1993                         5,301,071     $122,924    $(2,861)         $(26,538)      $ 93,525
                                                ==========    ========    ========         =========      =========


Balances-October 31, 1993                       5,320,106     $123,205    $(2,861)         $(27,648)      $ 92,696
  Net income                                            --          --          --            1,782          1,782
  Cash dividends declared ($.82
    per share)                                          --          --          --           (4,367)        (4,367)
  Sale of additional common shares
    under dividend reinvestment plan
    and stock option plan                          16,948          235          --                --           235
                                                ----------   ---------    --------        ----------       --------

Balances--July 31, 1994                         5,337,054     $123,440    $(2,861)         $(30,233)       $90,346
                                               ===========    ========    ========        ==========       ========

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

Results of Operations:

    "Funds from operations" (net income before gains on sales of properties and non-recurring items, adjusted for non-cash charges and credits, recoveries of investment in properties owned subject to financing leases and cash distributions received from investments in unconsolidated joint ventures) is an important financial measure of the Trust's operating performance. Funds from operations for the three-month and nine-month periods ended July 31, 1994 increased to $2,026,000 and $5,837,000 from $1,592,000 ans $5,069,000 respectively in the year ago periods. Net income for the three-month and nine-month periods ended July 31, 1994 was $584,000 or $.11 per share and $1,782,000 or $.34 per share compared to a net loss of $(4,648,000) or $(.88) per share and $(5,284,000) or $(1.00) per share, respectively for the comparable periods in 1993.
                                                             Page 8 of 10

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations (continued)

      The three-month and nine-month periods in fiscal 1993 included non cash charges aggregating $8,285,000 and $4,985,000 respectively to writedown the carrying values of certain of the Trust's former office building investments to their estimated net realizable values at that time. The investments were subsequently disposed of during fiscal 1993.

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