Form 10-K
period 1994-10-31
HRE PROPERTIES
filed 1995-01-27
CIK 48896

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended October 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _____ to _____

                           Commission File No. 1-6309


                                 HRE PROPERTIES
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                          04-245-8042
 -------------------------------                          ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

      530 FIFTH AVENUE
     NEW YORK, NEW YORK                                          10036
 -------------------------------                          ---------------------
    (Address of principal                                      (Zip code)
     executive offices)

       Registrant's telephone number, including area code: (212) 642-4800

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
   Title of each class                             on which registered
- --------------------------                     -----------------------------
 Common Shares, without par value                New York Stock Exchange

 Preferred Share Purchase Rights                 New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    [x]           No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

           State the aggregate market value of the voting stock held by non-affiliates of the Registrant ($50,974,477.00 as of January 12, 1995).

           Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,341,696 Common Shares, without par value, as of January 12, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE
           Proxy Statement for Annual Meeting of Shareholders to be held on March 15, 1995 (certain parts as indicated herein) (Part III).

                                     PART I
Item I.  Business.
         General Development

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

         Description of Business

         The Trust's sole business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on properties in the eastern part of the United States. The Trust owns and manages a portfolio of retail properties, office buildings, and industrial properties. The Trust also seeks to identify desirable properties for acquisitions which it makes in the normal course of business. In addition, the Trust regularly reviews its portfolio and from time to time considers and makes the sale of certain properties.

         At October 31, 1994, the Trust owned or had an equity interest in twenty-three properties comprised of shopping centers, single tenant retail stores, office buildings and service and distribution facilities located in fifteen states throughout the United States, containing a total of 3,353,000 square feet of gross leasable space.

         In the five year period ended October 31, 1994, the Trust acquired six real estate properties totalling 504,000 square feet of gross leasable space at an aggregate purchase price of $47.4 million. The properties were acquired with the proceeds of $27.2 million of non-recourse first mortgage loan financings and available cash. During such period, the Trust also spent nearly $12.1 million to expand, renovate, improve and lease its other properties. Such activities were funded primarily from cash and cash equivalents. During this same period, the Trust sold four net leased properties totalling 282,000 square feet of gross leasable space for proceeds totalling $11.6 million.

         At October 31, 1994, of the twenty-three properties in the Trust's portfolio, ten were retail properties (including six shopping centers), containing in the aggregate 1,385,000 square feet of gross leasable space. The Trust's retail properties collectively had approximately 138 tenants providing a wide range of retail products and services. Major tenants include supermarkets, national discount department stores and a movie theater. At October 31, 1994, the Trust's overall occupancy rate in its retail properties was 89%. In January, 1995 , the Trust acquired a 193,000 square foot shopping center located in Danbury, Connecticut at a purchase price of $19.25 million. The acquisition was funded with a $11.25 million first mortgage and cash. The property contains 20 tenants.

         Five properties in the Trust's portfolio are office buildings, totalling approximately 421,000 square feet of gross leasable space. The office properties collectively have more than 50 tenants which offer a wide range of services and include insurance companies, a major engineering firm and government agencies. At October 31, 1994, the Trust's overall occupancy rate in its office properties was 89%. The Trust also held one participating mortgage note in the amount of $4,836,000, secured by an office building containing 62,000 square feet of gross leasable space. In December 1994, this mortgage note was sold for net proceeds of $3,750,000. The mortgage note was written down to its net realizable value in fiscal 1994. In fiscal 1993, the Trust disposed of three office properties which were owned by joint ventures in which the Trust held a 50% or more interest. The three office properties totalled 525,000 square feet and had an aggregate book value net of related liabilities of approximately $8.4 million. Two of the properties were foreclosed upon by the respective mortgage lenders after the joint ventures elected not to make required debt service payments. The Trust sold its 50% interest in the third joint venture owning an office building in Santa Ana, California for $250,000. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Eight properties in the Trust's portfolio are service and distribution facilities totalling 1,547,000 square feet of gross leasable space, consisting of six automobile and truck parts distribution warehouses leased to Chrysler Corporation, one truck sales and service center and one automobile tire distribution facility. The service and distribution facilities are net leased under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease. Rents paid by Chrysler Corporation to the Trust exceeded 10% of the Trust's gross rental revenues in fiscal 1994. (See Recent Developments below regarding contract for sale of certain of the properties leased to Chrysler Corporation).

         At October 31, 1994, the Trust also owned a portfolio of mortgage notes receivable consisting of fixed rate mortgages aggregating $4,013,000 (excluding the participating mortgage described above). The fixed rate mortgages are secured by retail properties sold by the Trust in prior years.

         Property Management

         The Trust actively manages and supervises the operations and leasing at six of its retail property and two office locations. Eleven of the Trust's properties are net leased to single tenants under long-term lease arrangements, in which case, management is provided by the tenants. The Trust's remaining properties are managed by independent third party management firms retained by the Trust. The Trust closely supervises the management firms it engages to manage its properties.

         Recent Developments
         During fiscal 1994, the Trust acquired two properties at an aggregate purchase price of $25.8 million. The Trust also spent $1.8 million for leasing costs and capital improvements to properties it already owns. Substantially all such capital improvements were incurred in connection with the Trust's office and retail leasing activities. The Trust expects to spend similar amounts in fiscal 1995 for leasing costs and capital improvements at its properties. During the 1994 fiscal year, the Trust leased over 145,000 square feet of gross leasable space, compared to 130,000 square feet in the prior year. The square footage leased in fiscal 1994 comprised 8% of the total gross leasable space of the Trust's retail and office building properties.

         In November 1994, the Trust entered into a contract to sell, to a single purchaser, four of its service and distribution facilities totalling 626,000 square feet of gross leasable space and net leased to the Chrysler Corporation. The aggregate sale price is approximately $13.5 million. The Trust has also entered into a contract to sell its retail property located in Manassas, Virginia at a sale price of $7.5 million. The property is net leased to a single tenant occupying 106,000 square feet of gross leasable space. The transactions are expected to close in fiscal 1995.

         The Trust intends to continue to invest substantially all of its assets in income producing real estate, with a primary emphasis on shopping centers, although the Trust will retain the flexibility to invest in other types of real property. While the Trust is not limited to any geographical location, the Trust's current strategy is to invest in properties located in the Northeastern United States. The Trust also intends to sell certain of its real estate assets such as its mortgage notes receivable and certain of its office and industrial properties.

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

         Employees
         The Trust has 16 employees, eight of whom oversee the management of the Trust's real estate portfolio, analyze potential acquisition properties and determine which properties, if any, to sell. The Trust's remaining employees serve in various professional, executive and administrative capacities.

Item II. Properties.

         Retail Properties

           The following table sets forth information concerning each retail property in which the Trust owned an equity interest at October 31, 1994. All retail properties are 100% owned in fee by the Trust.


                                                  Gross Leasable
                           Year         Year          Square                     Number
Location                 Completed    Acquired         Feet          Acres     of Tenants    Occupancy      Principal Tenant
- ----------------         ---------    --------       --------        ------     ---------    ---------    ----------------------
Mesa, Arizona            1971           1971           92,000         7.6           1          100%     Mervyn's (Dayton Hudson)

Tempe, Arizona           1970           1970           86,000         8.6           1          100%     Mervyn's (Dayton Hudson)

Meriden, Connecticut     1989           1993          296,000        29.2          18           92%     Bradlee's

Clearwater, Florida      1983           1985          231,000        21.5          39           80%     Albertson's

Springfield,
  Massachusetts          1970           1970          284,000        26.0          14           74%     Caldor

Newington, New Hampshire 1975           1979          102,000        14.3          10          100%     Sears Roebuck Home Life
                                                                                                        Store

Wayne, New Jersey        1959           1992           99,000         9.0          31           85%     Great Atlantic & Pacific
                                                                                                        Tea Co.

Farmingdale, New York    1981           1993           70,000         5.6          11           95%     King Kullen

Somers, New York         1989           1992           19,000         4.9          12          100%     Putnam County Savings Bank

Manassas, Virginia       1971           1972          106,000        14.1           1          100%     The Hecht Company
                                                                                                        (May Department Stores)


         Office Properties

         The following table sets forth information concerning each office property in which the Trust owned an equity interest at October 31, 1994. Except as otherwise noted, office properties are 100% owned in fee by the Trust.


                                                     Rentable
                            Year        Year          Square                     Number
Location                 Completed    Acquired         Feet          Acres     of Tenants    Occupancy        Principal Tenant
- --------                ---------    --------         ------         -----     ----------    ---------       ------------------

Denver, Colorado           1983         1983          122,000         9.1           10          90%*       Kemper Insurance Company

Greenwich, Connecticut     1983         1993           10,000          .2            3          100%       Multivision Cable TV

Greenwich, Connecticut     1983         1994            9,700          .2            4          100%       Prescott Investors, Inc.

Southfield, Michigan12     1973         1983          183,000         7.8            4          100%       Giffels Associates

Houston, Texas             1972         1975           96,000         3.1           32           93%       Houston Title Company


- --------
   1   The Trust owns an 85% partnership interest in this property.

*  Includes tenant occupying 30,400 square feet of space who took occupancy on December 1, 1994


         Distribution and Service Properties

         The following table sets forth information concerning each distribution and service property in which the Trust owned an equity interest at October 31, 1994. Distribution and service properties are 100% owned in fee by the Trust.


                       Rentable
                         Year         Year          Square                     Number
Location              Completed    Acquired         Feet          Acres     of Tenants    Occupancy          Tenant
- --------              ---------    --------        ------         -----     ----------    ---------          ------

Dallas, Texas           1970           1970          253,000        14.5           1          100%      Chrysler Corporation

Denver, Colorado        1970           1970          127,000        11.2           1          100%      Chrysler Corporation

Memphis, Tennessee      1970           1970          175,000        13.7           1          100%      Chrysler Corporation

Orlando, Florida        1970           1970          175,000        23.8           1          100%      Chrysler Corporation

Beaverton, Oregon       1970           1970          149,000        11.4           1          100%      Chrysler Corporation

St. Louis, Missouri     1970           1970          163,000        16.0           1          100%      Chrysler Corporation

Syracuse, New York      1973           1973           29,000        10.0           1          100%      Navistar International

Albany, Georgia         1972           1972          476,000        51.3           1          100%      Firestone

Item III.  Legal Proceedings.

           No legal proceedings are required to be reported under this Item.

Item IV.   Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1994.


           Item  Pursuant  to Instruction  3 of  Item 401 (b) of Regulation S-K:
           Executive Officers of the Trust.

           For information regarding Executive Officers of the Trust -- See Item X.


                                    PART II

Item V.    Market for the  Registrant's  Common  Equity and Related  Stockholder
           Matters.

(a) Price Range of Common Shares

         The Common Shares of the Trust are traded on the New York Stock Exchange under the symbol "HRE". The following table sets forth the high and low closing sales prices for the Trust's Common Shares during the fiscal years ended October 31, 1994 and October 31, 1993, as reported on the New York Stock
Exchange:


                                        Fiscal Year                        Fiscal Year
                                          Ended                               Ended
                                     October 31, 1994                    October 31, 1993
                                     ----------------                    ----------------

                                      High            Low               High              Low
Fourth Quarter                     $15-1/2     -    13-7/8           $15-7/8      -    $14-1/4
Third Quarter                       16-1/4     -    13-3/4            15-5/8      -     13-3/4
Second Quarter                      16         -    13-1/2            16-3/8      -     12-1/4
First Quarter                       15-5/8     -    14-1/8            12-3/8      -     11-1/8

(b) Approximate Number of Equity Security Holders


         At December 31, 1994, there were 3,135 shareholders of record of the Trust's Common Shares.


(c) Dividends Declared on Common Shares and Tax Status

         The following table sets forth the dividends declared per Common Share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 1994 and October 31, 1993:


                                                     Portion of Dividend Designated as:

Fiscal Year Ended                           Gross Dividend     Income           Non-Taxable
October 31, 1994:                           Paid Per Share    Distribution     Distribution
- --------------------                       ----------------  ---------------  ---------------
Fourth Quarter                                     $ .28             $ .14        $ .14
Third Quarter                                      $ .28             $ .14        $ .14
Second Quarter                                     $ .27             $ .14        $ .13
First Quarter                                      $ .27             $ .13        $ .14
                                                   -----             -----        -----
                                                   $1.10             $ .55        $ .55
                                                   =====             =====        =====

                                                   Portion of Dividend Designated as:

Fiscal Year Ended      Gross Dividend           Income         Capital Gain             Non-Taxable
October 31, 1993:      Paid Per Share         Distribution     Distribution             Distribution
                       ----------------     ---------------   ----------------         -------------
Fourth Quarter              $ .27                  $ .02             $ .20                 $ .05
Third Quarter               $ .27                  $ .03             $ .20                 $ .04
Second Quarter              $ .27                  $ .03             $ .19                 $ .05
First Quarter               $ .27                  $ .03             $ .19                 $ .05
                            -----                  -----             -----                 -----
                            $1.08                  $ .11             $ .78                 $ .19
                            =====                  =====             =====                 =====

         The Trust made distributions to shareholders aggregating $1.10 per Common Share during the fiscal year ended October 31, 1994. The Trust has paid quarterly dividends on its Common Shares since it commenced operations as a real estate investment trust in 1969.

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

         The Trust has a Dividend Reinvestment and Share Purchase Plan which allows shareholders to acquire additional shares by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge. Approximately 14% of the Trust's eligible shareholders currently participate in the Plan.



Item IV.     Selected Financial Data.
(In thousands, except per share data)


Year Ended October 31,                   1994           1993           1992          1991            1990
                                        -------        -------        -------       -------        -------

Total Assets                           $142,559       $119,330       $137,855      $130,727       $135,342

Mortgage Notes and
 Other Long-term
   Obligations                         $ 46,386       $ 24,227       $ 31,226      $ 20,534       $ 20,711

Revenues                               $ 18,969       $ 16,162       $ 16,942      $ 17,136       $ 17,902

Operating Income (Loss)                $  1,262       $(7,293)       $  1,588      $    892       $  2,247

Gains on Sales of
 Properties                           $      82       $  2,330     $       --      $  2,205       $  1,622

Net Income (Loss)                      $  1,344       $(4,963)       $  1,588      $  3,097       $  3,869

Funds From Operations*                 $  7,950       $  7,036       $  6,902      $  7,841       $  8,998


Per Share Data:

Net Income (Loss)                          $ .26          $(.94)         $.30           $.58          $.70

Cash Dividends                             $1.10          $1.08         $1.16          $1.40         $1.60


*Defined as net income, before gains on sales of properties and non-recurring items, adjusted for noncash charges and credits, recoveries of investment in properties owned subject to financing leases and cash distributions received from investments in unconsolidated joint ventures.

Item VII. Managment's Discussion and Analysis of Financial Condition and Results of Operations

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

The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At October 31, 1994, the Trust had $8.7 million in cash and cash equivalents. The Trust also has available $17 million in unsecured lines of credit, (including an increase of $2 million in one such line of credit subsequent to year end) with two major commercial banks. Long-term debt consisted of eight mortgage notes payable totalling $46.4 million, of which $411,000 in principal payments are due in fiscal 1995. Current liabilities, including current installments of principal payments of mortgage notes payable, and short-term borrowings under the credit lines, were approximately $6.4 million. The credit lines are available to finance the acquisition, management or development of commercial real estate and a portion of such credit lines is available for working capital purposes. The credit lines expire at various periods in 1995 and outstanding borrowings, if any, may be repaid from proceeds of additional debt financings or sales of properties. The Trust may also request that the time for repayment be extended by the banks. It is the Trust's intent to renew these credit lines as they expire in 1995. During fiscal 1994, the Trust obtained proceeds of $22.5 million from first mortgage loan financings. The loans are collateralized by three of the Trust's properties having a net carrying value of $34.9 million at October 31, 1994. The mortgage loans bear interest at fixed rates that range from 7.5% to 9.75% and mature in five to seven years.

In fiscal 1994, the Trust sold its distribution property located in Memphis, Tennessee, for $450,000, all cash. The Trust realized a gain on the sale of property of $82,000. In December 1994, the Trust also sold a participating mortgage note receivable with a face amount of $4,836,000. The mortgage note receivable was written down to its net realizable value of $3,750,000 in the 1994 consolidated statement of income and sold at such amount.

The Trust has entered into contracts to sell four of its distribution and service properties to a single purchaser for an aggregate sale price of $13.5 million. The Trust has also contracted to sell a 106,000 square foot retail property for $7.5 million. The transactions are expected to close in fiscal 1995. The proceeds from such sales may be used to make additional real estate investments and/or reduce outstanding mortgage loan indebtedness or meet dividend distribution requirements.

The Trust acquired two properties in fiscal 1994 at a total cost of $25.8 million. Funds for the acquisitions were provided principally from first mortgage note proceeds of $15 million and available cash, including $5 million drawn from a credit line. The Trust expects to make additional real estate investments periodically. The funds for such investments may come from existing liquid assets, line of credit arrangements, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. Subsequent to fiscal 1994, the Trust contracted to acquire a 193,000 square foot shopping center in Danbury, Connecticut. The property will be acquired at a purchase price of $19.25 million and funded through a first mortgage loan of $11.25 million and available cash. The first mortgage will bear interest at 9.5% per annum and mature in five years. The acquisition is scheduled to be completed in the first quarter of fiscal 1995. The Trust also invests in its existing properties and, during fiscal 1994, spent approximately $1.8 million on its properties for capital improvement and leasing costs. The Trust expects to invest similar amounts in the next fiscal year.

Results of Operations

The Trust defines "funds from operations" as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) on sales of properties, adjusted for noncash charges and credits, recoveries of investment in properties owned subject to financing leases, and cash distributions received from unconsolidated joint ventures. The Trust believes the level of funds from operations to be an appropriate supplemental financial measure of its operating performance. In fiscal 1994, funds from operations increased 13% to $7,950,000 from $7,036,000 in the year ago period. The improvement is primarily the result of the positive effect of the Trust's new retail property investments in fiscal 1994 and late 1993.

Fiscal 1994 vs. Fiscal 1993
Revenues
Total revenues were $18,969,000 in fiscal 1994 compared to $16,162,000 in 1993 and $16,942,000 in 1992. Rental income in fiscal 1994, including the income portion of rental received in respect of direct finance leases, comprised 94% of total revenues. Rental income from retail properties increased 53% to $11.5 million from $7.5 million in fiscal 1993. Retail property acquired in fiscal 1994 and late 1993 produced additional rents of $3.9 million in fiscal 1994. The Trust's overall retail property occupancy levels were generally unchanged from last year. Gross rents from office property investments decreased nearly 20% to $4.9 million in fiscal 1994 compared to $6.1 million a year ago, reflecting the disposition in fiscal 1993 of the Trust's former office building investment in Portland, Oregon and lower occupancy during the year at the Trust's Denver, Colorado office building. The Trust recently signed leases totalling 62,000 square feet of leasable space at the Denver property and the building is currently 95% occupied.

Expenses
Total expenses were $17,727,000 in fiscal 1994, compared to $23,470,000 in fiscal 1993. Included in expenses in fiscal 1994 and 1993 are write-downs in the carrying values of investments of $1,086,000 and $8,285,000, respectively.(see discussion below.)

The largest expense category is operating expenses of the Trust's real estate operating properties. Operating expenses totalled $7,205,000 in fiscal 1994, compared to $6,311,000 in 1993. Expenses were generally unchanged for properties owned during both 1994 and 1993. Operating expenses for the Trust's new retail properties added expenses of $1,231,000 in fiscal 1994. The prior year's expenses included $548,000 for operating expenses of the Trust's office building property in Portland, Oregon that was disposed of during fiscal 1993. Interest expense rose $1,281,000 in fiscal 1994 due to the addition of three new mortgage notes payable aggregating $22.5 million. The mortgage notes bear interest at annual rates ranging from 7.5% to 9.75%. In fiscal 1993, the Trust satisfied in foreclosure a 10 3/4% mortgage loan with an outstanding principal balance of $13.5 million.

General and administrative expenses decreased in fiscal 1994 as a result of the Trust's decision to redeploy certain of its available staff resources from administrative and asset management functions to direct property management activities at certain of its retail properties. The properties were managed previously by third-party management firms under fee arrangements.

The decrease in consulting fee expense resulted from the termination in fiscal 1993 of a consulting arrangement with a trustee.

Fiscal 1993 vs. Fiscal 1992
Revenues
Operating lease income was lower in fiscal 1993 compared to the prior year primarily as a result of the disposition in that year of the Trust's office building investment in Portland, Oregon. The Trust discontinued recording the revenues and expenses of the property after a receiver was appointed for the property in connection with a foreclosure proceeding. Rents from other office building investments reflected lower occupancy especially at the trust's office building in Denver, Colorado where a tenant occupying 34,000 square feet of space failed to renew its lease upon expiration. Revenues from retail properties increased by approximately 14.7% reflecting income earned from recent shopping centers acquisitions by the Trust and improved occupancy at the Trust's Newington, New Hampshire property.

Interest income decreased principally from lower rates of return on short-term investments and lower levels of cash and cash equivalents available for short-term investment. Interest earned from a loan to an unconsolidated joint venture decreased when the loan in the principal amount of $800,000 became non-performing and was subsequently written off during the year.

Expenses

Real estate operating expenses include the effect of the additional expenses of shopping centers acquired by the Trust and the discontinued recording of expenses of the Portland office building earlier in the year.

The increase in net interest expense resulted from the addition of two mortgage notes payable totaling $11.65 million at an average annual interest rate of 9.36% and the satisfaction in foreclosure of a nonrecourse mortgage loan with an outstanding balance of $13.5 million. In light of continued adverse office market conditions including excess supply of available space, weak tenant demand and declining rents, the Trust determined in fiscal 1993 that the additional funds required to meet capital and debt service obligations was not justified by the near-term prospects for two of its office building investments which were encumbered with mortgage notes payable totalling $19.1 million. The Trust commenced discussions with the lenders to the properties, seeking among other things, modifications to the mortgage notes payable to more closely reflect the then current market conditions. The office buildings were owned by joint ventures in which the Trust held a 50% or greater interest. The joint ventures elected not to make debt service payments on its mortgage loan obligations and as a result, the mortgagees filed actions seeking foreclosures of the properties. Subsequently, the mortgagees obtained foreclosure judgments and the properties were sold. As a result of these developments, the Trust recorded charges of $2.6 million in fiscal 1993 to reflect one of the property's carrying value at its estimated fair value and $800,000 to write off the Trust's net investment in a second mortgage loan to the other joint venture.

For similar reasons discussed above, the Trust also reached an agreement in principle to sell its 50% interest in a third unconsolidated joint venture to its partner for $250,000. The joint venture owned an office building located in Santa Ana, California. In this connection, the Trust recorded a charge of $4.9 million to reflect its investment in the unconsolidated joint venture at net realizable value.

The Trust recorded a gain on sale of properties of $2.3 million or $.44 per share in connection with a sale of the Trust's 62,000 square foot retail property located in Los Angeles, California.

Item VIII.  Financial Statements and Supplementary Data.

      The consolidated financial statements required by this Item, together with the report of the Trust's independent public accountants thereon and the supplementary financial information required by this Item are included under
Item 14 of this Annual Report.

Item IX. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      No information is required to be reported under this Item.

                                    PART III

Item X.       Directors and Executive Officers of the Registrant.

      The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 15, 1995. The additional information required by this Item is included under the caption "Election of Trustees" of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.

      The following sets forth certain information regarding the executive officers of the Trust:

         Name                                   Age           Offices Held
         ----                                   ----          -------------

         Charles J. Urstadt                     66            Chairman; President and Chief Executive
                                                              Officer (since September 1989)

         James R. Moore                         46            Senior Vice President and Chief Financial
                                                              Officer (since September 1989); Secretary
                                                              (since April 1987) and Treasurer (since
                                                              December 1987); Vice President-Finance
                                                              and Administration (April 1987 to
                                                              September 1989); prior to April 1987,
                                                              Senior Manager, Ernst & Young

         Raymond P. Argila                      46            Senior Vice President and Chief Legal
                                                              Officer (since June 1990); formerly Senior
                                                              Counsel, Cushman & Wakefield, Inc.,
                                                              September 1987 to May 1990 and
                                                              associated with Finley, Kumble, Wagner,
                                                              Heine, Underberg, Manley, Myerson &
                                                              Casey from March to June 1987; Vice
                                                              President and Chief Legal Officer, Pearce,
                                                              Urstadt, Mayer & Greer Realty Corp. from
                                                              January 1984 to March 1987

         Bryant Young                           46            Senior Vice President-Asset Management
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

Item XI.    Executive Compensation.

         The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 15, 1995. The information required by this Item is included under the caption "Compensation and Transactions with Management and Others" of such Proxy Statement and is incorporated herein by reference.

Item XII.   Security Ownership of Certain
            Beneficial Owners and Management.

         The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 15, 1995. The information required by this Item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of such Proxy Statement and is incorporated herein by reference.

Item XIII.  Certain Relationships and Related Transactions.

         The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 15, 1995. The information required by this Item is included under the caption "Compensation and Transactions with Management and Others" of such Proxy Statement and is incorporated herein by reference.



                                    PART IV

Item XIV.   Exhibits, Financial Statement
            Schedules and Reports on Form 8-K.

         A. Financial Statements and Financial Statement Schedules

                  1.       Financial Statements --

                           The consolidated financial statements listed in the accompanying index to financial statements on Page 18 are filed as part of this Annual Report.

                  2.       Financial Statement Schedules --

                           The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page
                           18. All other financial statement schedules are inapplicable.

         B. Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended October 31, 1994.

         C. Exhibits.

            Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Trust with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit

(3)      Articles of Incorporation and By-laws.

         3.1 Fourth Amended and Restated Declaration of Trust of the Trust, as amended, to date.

         3.2 By-laws of the Trust, as amended (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (No. 33-41408)).

(4)      Instruments Defining the Rights of
         Security Holders, Including Indentures:

         4.1      Common Shares:  See Exhibit 3.1 hereto.

         4.2      Preferred Shares:  See Exhibit 3.1 hereto.

         4.3 Preferred Share Purchase Rights: See Exhibits 3.1 and 10.3 hereto.

(10)     Material Contracts.

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

         10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

         10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

         10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

         10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

         10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993.*

         10.7 Purchase and Sale Agreement between the Registrant and Aetna Life Insurance Company dated December 22, 1993, relating to the Registrant's acquisition of Townline Center Shopping Center, Meriden, Connecticut.

         10.8 Second Purchase and Sale Agreement dated January 6, 1995 between the Registrant and Aetna Life Insurance Company relating to the Registrant's acquisition of Danbury Square Mall, Danbury, Connecticut (incorporated herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K dated January 6, 1995).

(21)     Subsidiaries.

         21.1 List of Trust's subsidiaries (incorporated by reference to Exhibit 22.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988).

(23)     Consents of Experts and Counsel.

         23.1 The consent of Arthur Andersen LLP to the incorporation by reference of their reports included or incorporated by reference herein and in the Registrant's Registration Statements on Form S-3 (No. 33-57119), Form S-8 (No.2-93146) and Form S-8 (No. 33- 41408) is
                         filed herewith as part of this report.

(27)     Financial Data Schedule.

         27.1            Financial Data Schedule

*Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                                 HRE PROPERTIES

                   Item 14a.INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                                                  Page

                 Consolidated Balance Sheets at October 31, 1994 and 1993                          20

                 Consolidated Statements of Income for each of the
                   three years ended October 31, 1994                                              21

                 Consolidated Statements of Cash Flows for each of the
                   three years ended October 31, 1994                                              22

                 Consolidated Statements of Shareholders' Equity
                   for each of the three years ended October 31, 1994                              23

                 Notes to Consolidated Financial Statements                                        24-30

                 Report of Independent Public Accountants                                          30

Schedule

II               Amounts Receivable from Related Parties and
                   Underwriters, Promoters and Employees
                   Other Than Related Parties - For the
                   three years ended October 31, 1994                                              31

IX               Short-Term Borrowings - For the
                   three years ended October 31, 1994                                              32

X                Supplementary Income Statement Information -
                   For the three years ended October 31, 1994                                      33

XI               Real Estate and Accumulated Depreciation -
                   October 31, 1994                                                                34-37

XII              Mortgage Loans on Real Estate - October 31,
                   1994                                                                            38-39

  CONSOLIDATED BALANCE SHEETS
  (In thousands, except share data)

                                                                                        October 31,
                                                                                     -----------------

  ASSETS                                                                             1994         1993
                                                                                     ----         ----


Real Estate Investments:
    Properties owned-- at cost, net of accumulated depreciation and recoveries      $ 120,631     $ 99,279
    Investments in and loans to unconsolidated joint ventures                              --          250
    Mortgage notes receivable                                                           7,763        8,917
                                                                                      -------     --------
                                                                                      128,394      108,446
Cash and cash equivalents                                                               8,738        7,061
Interest and rent receivable                                                            2,343        1,304
Deferred charges, net of accumulated amortization                                       2,108        1,796
Other assets                                                                              976          723
                                                                                     --------     --------
                                                                                     $142,559     $119,330
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
Mortgage notes payable and bank loan                                                $  51,386    $  24,227
Accounts payable and accrued expenses                                                   1,024          847
Deferred trustees' fees                                                                   521          602
Other liabilities                                                                       1,147          958
                                                                                    ---------    ---------
                                                                                       54,078       26,634
Shareholders' Equity:

    Preferred  shares,  without par value;  2,000,000  shares  authorized;  none issued -- -Common shares,  without par value;  unlimited shares  authorized;
    5,520,044
       and 5,498,454 issued in 1994 and 1993, respectively                            123,507      123,205
    Less 178,348 common shares held in treasury, at cost                              (2,861)      (2,861)
Distributions in excess of accumulated net income                                    (32,165)     (27,648)
                                                                                     --------     --------
                                                                                       88,481       92,696
                                                                                     $142,559     $119,330
                                                                                     ========     ========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

                                                                                 Year Ended October 31,

                                                                             1994       1993         1992
                                                                           -------    -------      -------
Revenues:
    Operating leases                                                       $16,498    $13,763      $14,477
    Financing leases                                                         1,392      1,520        1,638
    Interest                                                                 1,079      1,122        1,232
    Interest from and equity in losses of unconsolidated
      joint ventures                                                            --      (243)        (405)
                                                                            ------     ------       ------

                                                                            18,969     16,162       16,942
                                                                            ------     ------       ------

  Operating Expenses:
    Real estate operations                                                   7,205      6,311        6,426
    Interest                                                                 3,775      2,494        2,318
    Depreciation and amortization                                            4,075      4,363        4,481
    General and administrative expenses                                      1,423      1,723        1,885
    Trustees' fees and expenses                                                163        149          131
    Consulting fee                                                              --        145          138
    Write-down in carrying value of investments                              1,086      8,285           --
                                                                            ------     ------       ------

                                                                            17,727     23,470       15,379
                                                                            ------     ------       ------


  Operating Income(Loss) before Minority Interests                           1,242    (7,308)       1,563

  Minority Interests in Results of Consolidated Joint Ventures                  20         15          25
                                                                            ------     ------       -----

  Operating Income(Loss)                                                     1,262    (7,293)       1,588

  Gains on Sales of Properties                                                  82      2,330          ---
                                                                            ------     ------       ------

    Net Income(Loss)                                                       $ 1,344   $(4,963)       $1,588
                                                                           =======   ========       ======

  Net Income(Loss) Per Common Share:

    Operating income(loss)                                                 $  .24     $ (1.38)      $ .30
    Gains on sales of properties                                              .02         .44          -
                                                                           ------      -------     ------
    Net Income(Loss)                                                       $  .26      $ (.94)     $  .30
                                                                           ======      =======     ======

  Weighted Average Number of Common Shares Outstanding                      5,330       5,296       5,285
                                                                           ======       =====     =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 Year Ended October 31,

                                                                             1994        1993         1992
                                                                             ----        ----         ----
Operating Activities:
    Net income(loss)                                                      $ 1,344    $ (4,963)      $ 1,588
    Adjustments to reconcile net income(loss) to net cash provided by operating activities:

      Depreciation and amortization                                         4,151       4,448         4,568
      Recovery of investment in properties owned
           subject to financing leases                                      1,471       1,342         1,225
      Equity in losses of unconsolidated joint venture                         --         269           506
      Minority interests in results of consolidated joint ventures            (20)        (15)          (25)
      Gains on sales of properties                                            (82)     (2,330)           --
      Write-down in carrying value of investments                           1,086       8,285            --
                                                                          -------      ------        ------

                                                                            7,950       7,036         7,862

    Changes in operating assets and liabilities:
      (Increase) decrease in interest and rent receivable                   (1039)       (286)          142
      Increase (decrease) in accounts payable and accrued expenses             97        (463)          114
      (Increase) decrease in other assets and other liabilities, net         (619)        253          (236)
                                                                          -------      ------        ------

      Net Cash Provided by Operating Activities                             6,389       6,540         7,882
                                                                          -------      ------        ------

  Investing Activities:
    Acquisition of properties owned                                       (25,816)     (6,197)       (15,881)
    Improvements to existing properties owned and deferred charges         (1,764)     (1,521)        (1,564)
    Investments in and loans to unconsolidated joint ventures                  --        (100)        (1,624)
    Proceeds from sales of properties and investment in
       unconsolidated joint venture and contract deposit                    1,204       3,231            --
    Payments received on mortgage notes receivable                             68          61            53
    Miscellaneous                                                              (4)         66          (204)
                                                                          -------     -------        ------

      Net Cash Used in Investing Activities                               (26,312)     (4,460)       (19,220)
                                                                          -------     -------        ------

  Financing Activities:
    Proceeds from mortgage notes and bank loan                             27,500       6,600         11,650
    Dividends paid                                                         (5,861)     (5,718)        (6,129)
    Proceeds from sales of additional common shares                           302         459            245
    Payments on mortgage notes and other                                     (341)       (818)          (199)
                                                                          -------     -------        -------

      Net Cash Provided by Financing Activities                            21,600         523          5,567
                                                                          -------     -------         ------

  Net Increase (Decrease) In Cash and Cash Equivalents                      1,677       2,603         (5,771)
  Cash and Cash Equivalents at Beginning of Year                            7,061       4,458         10,229
                                                                          -------     -------        -------

  Cash and Cash Equivalents at End of Year                                $ 8,738     $ 7,061        $ 4,458
                                                                          =======    ========        =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except shares and per share data)

                                                                 Common Shares
                                                                                     (Distributions
                                                                          Treasury   In Excess of
                                               Outstanding     Issued     Shares,     Accumulated
                                                  Number       Amount     at Cost     Net Income)        Total
                                                -----------    ------     ---------   ------------      --------


Balances-- October 31, 1991                      5,276,569     $122,345    $(2,705)       $(12,426)     $107,214
  Net income                                            --           --          --           1,588        1,588

  Cash dividends declared ($1.16 per share)             --           --          --         (6,129)      (6,129)

  Sale of additional common shares under
  dividend reinvestment plan                        19,540          245          --              --          245
                                                 ---------     --------    --------       ---------     --------

Balances-- October 31, 1992                      5,296,109      122,590     (2,705)        (16,967)      102,918

  Net (loss)                                            --           --          --         (4,963)      (4,963)


  Cash dividends declared ($1.08 per share)             --           --          --         (5,718)      (5,718)

  Sale of additional common shares under
    dividend reinvestment plan                      32,247          459          --              --          459
  Common shares acquired in cancellation
    of stock option loan                           (8,250)          156       (156)              --           --
                                                 ---------     --------    --------       ---------      -------

Balances-- October 31, 1993                      5,320,106      123,205     (2,861)        (27,648)       92,696

  Net Income                                            --           --          --           1,344        1,344


  Cash dividends declared ($1.10 per share)             --           --          --         (5,861)      (5,861)

  Sale of additional common shares under
    dividend reinvestment plan                      18,048          261          --              --          261
  Common shares issued upon
    exercise of stock options                        3,542           41          --              --           41
                                                   -------     --------    --------       ---------     --------


Balances-- October 31, 1994                      5,341,696     $123,507    $(2,861)       $(32,165)      $88,481
                                                 =========     ========    ========       =========      =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of HRE Properties (the Trust), its wholly-owned subsidiary, and certain joint ventures where the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting for Leases
The Trust accounts for its leases of real property in accordance with the provisions of Financial Accounting Standards Statement No. 13, "Accounting for Leases," as amended. This Statement sets forth specific criteria for determining whether a lease should be accounted for as an operating lease or a direct financing lease. In general, the financing lease method applies where property is under long-term lease to a creditworthy tenant and the present value of the minimum required lease payments at the inception of a lease is at least 90% of the market value of the property leased. Other leases are accounted for as operating leases.

Federal Income Taxes
The Trust believes it qualifies and intends to continue to qualify as a real estate investment trust under the Internal Revenue Code. The Trust has distributed all of its taxable income for the fiscal years through 1994.
Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Trust prior to the dividends paid deduction for the years ended October 31, 1994, 1993 and 1992 was approximately $2,200,000, $3,900,000 and $2,000,000, respectively. The difference between net income for financial reporting purposes and taxable income results from, among other things, different methods of accounting for leases, depreciable lives related to the properties owned and accounting differences related to the Trust's investments in joint ventures. At October 31, 1994, the Trust had available capital loss carryovers of approximately $5,000,000 which expire in 1999.

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

Allowance For Possible Investment Losses
The Trust's real estate investments are recorded at the lower of depreciated historical cost or estimated net realizable values. The Trust periodically reviews each of its investments for declines in net realizable values, to amounts below recorded balances, based on its present investment strategies. Future changes in such investment strategies and other circumstances may affect estimates of net realizable values and therefore the carrying amount of investments.

Net Income Per Common Share
Computations of net income per common share are based on the weighted average number of common shares outstanding during the respective periods. The additional shares issuable upon exercise of stock options (see Note 7) have not been included in the computations since their effect is immaterial.

(2) REAL ESTATE INVESTMENTS

The Trust's investments in real estate were composed of the following at October 31, 1994 and 1993 (in thousands):


                                                      Mortgage
                                 Properties              Notes        1994          1993
                                      Owned         Receivable      Totals        Totals

Retail                            $  80,819            $ 4,013   $  84,832     $  61,860
Office                               22,947              3,750      26,697        27,862
Distribution and Service             15,361                 --      15,361        17,220
Undeveloped Land                      1,504                 --       1,504         1,504
                                  ---------            -------   ---------      --------

                                   $120,631            $ 7,763   $ 128,394      $108,446
                                   ========            =======   =========      ========

The Trust's investments at October 31, 1994, consisted of equity interests in 23 properties which are located in various regions throughout the United States and mortgage notes. The following is a summary of the geographic locations of the Trust's investments at October 31, 1994 and 1993 (in thousands):

                                                                      1994          1993
                                                                   -------       -------
Northeast                                                          $66,963       $43,953
Southeast                                                           22,464        23,225
Midwest                                                             13,124        14,321
Rocky Mountain                                                      11,887        11,954
Southwest                                                           10,678        11,295
Pacific Coast                                                        2,070         2,369
Pacific Northwest                                                    1,208         1,329
                                                                  --------      --------
                                                                  $128,394      $108,446

(3) PROPERTIES OWNED

Space at properties owned by the Trust is generally leased to various individual tenants under short-and intermediate term leases which are accounted for as operating leases. Certain properties have been leased on a long-term basis to a single tenant; these leases are generally accounted for as direct financing leases.

Prior to fiscal 1994, the Trust had a 92% joint venture interest in an office building, which property was subject to a nonrecourse first mortgage loan with an outstanding principal balance of $13,540,000. During fiscal 1993, the joint venture elected not to make required debt service payments in an attempt to renegotiate the mortgage loan with the lender. Subsequently, the lender refused to renegotiate the terms of the mortgage loan and foreclosed on the property. The Trust wrote down the carrying amount in this property to its estimated fair value which approximated the related mortgage note payable balance at the time of foreclosure. This write-down amounted to approximately $2.6 million and is included in "Write-down in carrying value of investments" in the accompanying 1993 consolidated statements of income. The foreclosure of the property and the satisfaction of the mortgage note payable represented a noncash financing activity and therefore was not included in the accompanying 1993 consolidated statement of cash flows.

In 1994, the Trust acquired two properties for an aggregate purchase price of $25.8 million. The acquisitions were financed principally from available cash and cash equivalents and a $15 million nonrecourse first mortgage loan.


At October 31, 1994 and 1993, properties owned consisted of the following (in thousands):

                                                                                                1994             1993

Properties owned subject to operating leases                                               $ 105,912         $  83,089
Properties owned subject to direct financing leases                                           14,719            16,190
                                                                                           ---------         ---------

                                                                                           $ 120,631         $  99,279
                                                                                           =========         =========

Operating Leases
The components of properties  owned subject to operating  leases were as follows
(in thousands):

                                                                                                1994              1993

Land                                                                                       $  21,047         $  16,085
Buildings and improvements                                                                   111,038            89,841
                                                                                           ---------         ---------

                                                                                             132,085           105,926
Accumulated depreciation                                                                     (26,173)         (22,837)

                                                                                           $ 105,912         $  83,089
                                                                                           =========         =========

Minimum rental payments on noncancellable operating leases become due as follows: 1995 - $13,300,000; 1996 - $12,717,000; 1997 - $11,661,000; 1998 -
$10,414,000; 1999 - $9,369,000; and thereafter - $41,719,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Trust's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional rents are included in rental income and aggregated approximately $515,000, $559,000, and $529,000 in 1994, 1993 and
1992, respectively.


Direct Financing Leases
The components of properties owned subject to direct financing leases were as follows (in thousands):

                                                                                                1994              1993

Total remaining minimum lease payments to be received                                        $11,465           $14,328
Assumed residual values of leased property                                                     6,675             6,675
Unearned income                                                                              (3,421)           (4,813)
                                                                                             -------           -------

Investment in property subject to financing leases                                           $14,719           $16,190
                                                                                             =======           =======

Original cost of property subject to financing leases                                        $26,737           $26,737
                                                                                             =======           =======

Assumed residual values are based upon a depreciated cost concept using estimated useful lives and thus do not contain an element of appreciation which may result by reason of inflation or other factors.

Minimum lease payments receivable on direct financing leases become due at a rate of $2,810,000 in 1995, $2,454,000 in 1996, $1,734,000 in 1997, $1,468,000
in 1998, $1,468,000 in 1999, and $1,531,000 thereafter.

Annual  rental  payments of  approximately  $2.5 million are  received  from one
tenant  which  leases   distribution   space  under   direct   financing   lease
arrangements.


(4) INVESTMENTS IN AND LOANS TO UNCONSOLIDATED JOINT VENTURES

In 1993, the Trust sold its 50% interest in an unconsolidated joint venture to its partner for proceeds of $250,000 and wrote-off an $800,000 loan to another unconsolidated joint venture which loan became non-performing as to principal and interest. In this connection, the Trust recorded charges of $5,685,000 to reflect the Trust's investments in the unconsolidated joint ventures at their net realizable values which charges are included in "Write-down in carrying value of investments" in the accompanying 1993 consolidated statement of income.


(5) MORTGAGE NOTES RECEIVABLE

The Trust's portfolio of mortgage notes receivable consists of fixed rate mortgages and one participating mortgage. The participating mortgage ($4,836,000) entitles the Trust to a fixed rate of interest plus a participation in increases in the property's income and market value. In December, 1994, the Trust sold the participating mortgage note receivable for net proceeds of $3,750,000. In this connection the Trust recorded a charge of $1,086,000 to reflect the Trust's investment in mortgage note receivable at its net realizable value which charge is included in "Write-down in carrying value of investments" in the accompanying consolidated statements of income. The components of the mortgage notes receivable at October 31, 1994 and 1993 were as follows (in thousands):

                                                                                                 1994            1993

Remaining principal balance                                                                   $ 9,946         $10,066
less: Reserve for Uncollectible Mortgage Note Receivable                                      (1,086)              --
Unamortized  discounts to reflect market interest rates at time of acceptance of
notes                                                                                         (1,097)          (1,149)
                                                                                              -------         -------

                                                                                              $ 7,763         $ 8,917
                                                                                              =======         =======

Principal payments on mortgage notes receivable become due as follows:

1995 - $132,000;  1996 -  $144,000;  1997 -  $158,000;  1998 - $172,000;  1999 -
$189,000; thereafter - $ 9,151,000.

At October 31, 1994, the remaining principal balance was due from four borrowers. The amount due from the largest individual borrower at October 31, 1994 was $4,836,000.

The contractual interest rates on mortgage notes receivable range from 9% to 14%, and the weighted average interest rate of all such mortgages was 12% at October 31, 1994 and 1993.


(6) MORTGAGE NOTES PAYABLE AND BANK LINE OF CREDIT

Mortgage notes payable consisted of the following at October 31, 1994 and 1993 (in thousands):


                                                                                                1994              1993

7 1/2% note with interest only due monthly, until 11/1/95; thereafter installments
   of principal and interest of $120,840 due monthly until maturity in 1998.                $ 15,000         $      --

7.56% note with principal installments of $12,500 plus interest due monthly until
   maturity in 2001.                                                                           2,888                --

9 3/4% note with installments of principal and interest of $39,143 due monthly
   until maturity in 2001.                                                                     4,497                --

8 1/4% note with installments of principal and interest of $4,731 due monthly until
   maturity in 1998.                                                                             592               599

9 5/8% note with interest only due monthly; the principal is due at maturity
   in 1997.                                                                                    9,100            9,100

8 1/2% note with installments of principal and interest of $19,607 due monthly

  until maturity in 1997.                                                                      2,506             2,528

9 3/4% note with interest only due monthly; the principal is due at  maturity
   in 1997.                                                                                    6,000             6,000

Variable rate note with principal installments of $16,419 plus interest at prime minus
   1/4% due monthly until maturity in 2000.(See below).                                        5,803             6,000
                                                                                             -------           -------

                                                                                             $46,386           $24,227

Mortgage notes payable are collateralized by various real estate investments having a net carrying value of $73,481,000 as of October 31, 1994. All mortgage notes payable are nonrecourse except the variable rate note for which the Trust has guaranteed the repayment of $1.5 million of principal and all unpaid and accrued interest thereon. In connection with the variable rate note, the Trust has entered into an interest rate swap agreement in the notional amount of $6 million. Under the terms of the swap agreement, the Trust has agreed to pay interest at an annual rate of 7.55% on the notional amount in exchange for interest at prime minus 1/4% on the notional amount. This agreement which matures in 2000, effectively fixes the interest rate at 7.55% for the term of the note.

Scheduled  principal payments during the next five years are as follows:  1995 -
$411,000;  1996 -  $765,000;  1997 -  $18,326,000;  1998 -  $15,234,000;  1999 -
$394,000; and thereafter -- $11,256,000.

At October 31, 1994, the Trust had available $15 million in unsecured lines of credit with two commercial banks and in December, 1994, increased one such line of credit from $5 million to $7 million. The lines of credit expire at various dates in fiscal 1995 and bear interest at rates tied to the prime rate or LIBOR. The Trust pays fees of 1/4% per annum on the unused portions of the line of credit commitments. In connection with one of the commitments, the Trust has agreed to maintain certain deposit account balances with a bank. At October 31, 1994 the Trust had outstanding borrowings of $5,000,000 under the line of credit agreements.

Interest paid for the years ended October 31, 1994, 1993 and 1992 was, $3,775,000, $2,494,000 and $2,318,000 respectively.


(7) STOCK OPTIONS AND SHAREHOLDER RIGHTS PLAN

At October 31, 1994, 460,333 shares of the Trust's authorized but unissued stock were reserved for issuance to key employees of the Trust and certain non-employee trustees under the Trust's stock option plan. Options are granted at fair market value on the date of the grant and are generally exercisable in installments over a maximum period of four years from the date of grant. A summary of stock options at October 31, 1994 and 1993 is as follows:

                                                                                        Number            Option Price
                                                                                     of Shares               Per Share
Outstanding at October 31,
  1994                                                                                 331,082           $11.38-$27.00
  1993                                                                                 270,917           $11.38-$27.00
  Exercisable at October 31, 1994                                                      194,729           $11.38-$27.00

No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to shareholders' equity. During the years ended October 31, 1994 and 1993, options to purchase 3,542 common shares (none in 1993) were exercised.

Stock appreciation rights may be issued in tandem with the stock options, in which case, either the option or the right can be exercised. Such rights entitle the grantee to payment in cash or a combination of common shares and cash equal to the increase in the value of the shares covered by the option to which the stock appreciation right is related. The plan limits the value of the stock appreciation rights to 150% of the option price for the related shares. The excess of the market price of the shares over the exercise price of vested options is charged to expense. For the years ended October 31, 1994, l993 and 1992, there were no amounts charged to expense.

The Board of Trustees adopted a Preferred Share Purchase Rights Plan in 1988. In this connection, the Board of Trustees declared a dividend distribution of one preferred share purchase right for each outstanding common share. The rights, which expire on November 13, 1998, are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Trust one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The rights will become exercisable 10 days after a person or group either acquires 20% ("acquiring person") or more of the Trust's shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the shares. Following any such 20% acquisition, shareholders other than the acquiring person will be entitled to use the rights to purchase common shares of the Trust at 50% of market value.

If the Trust is involved in a merger or other business combination at any time after the rights become exercisable, the rights will be modified to entitle a holder other than the acquiring person to purchase a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.


(8) SALES OF PROPERTIES

In fiscal 1994, the Trust sold an industrial property net leased to a single tenant for a cash price of $450,000 resulting in a gain on sale of property of $82,000.

In fiscal 1993, the Trust sold a retail property net leased to a single tenant for a cash price of $3,250,000 resulting in a gain on sale of property of $2,330,000.

(9) COMMITMENTS, CONTINGENCY AND OTHER MATTERS

In November 1994, the Trust entered into a contract to purchase a 193,000 square foot retail shopping center located in Danbury, Connecticut. The property was acquired at a purchase price of $19,250,000, subject to a nonrecourse first mortgage of $11,250,000. The mortgage loan will bear interest at 9.5% per annum for a five-year term.

In November 1994, the Trust entered into a contract to sell four of its distribution and service facilities to a single purchaser for an aggregate sales price of approximately $13.5 million. The Trust also entered into a contract to sell its 106,000 square foot retail property located in Manassas, Virginia at a sale price of $7.5 million.

The Trust leases its executive office space under an agreement which expires in 1995. Annual base rents are subject to escalation as provided for in the lease. Minimum annual rentals are $292,700 through the end of the lease. Rent expense for the fiscal years ended October 31, 1994, 1993 and 1992 was $400,000, $401,000, and $384,000, respectively.

A consulting fee was paid to a trustee (and former officer) pursuant to an employment and consulting agreement between the trustee and the Trust which agreement expired in November 1993. Certain trustees have elected to defer payment of fees earned as trustees until their termination as a trustee or revocation of their election. Deferred fees earn interest at rates set annually by the Board of Trustees, currently 7.5% per annum.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 1994 and 1993 are as follows (in thousands, except per share data):

                                        Year Ended October 31, 1994                 Year Ended October 31, 1993
                                               Quarter Ended                                Quarter Ended
                                   Jan 31     Apr 30   July 31   Oct 31          Jan 31    Apr 30   July 31    Oct 31
                                   ------     ------   -------   ------          ------    ------   -------    ------

Revenues                          $ 4,362    $ 4,885   $ 4,819 $  4,903         $ 4,382  $  4,441  $  3,497    $3,841
                                  =======    =======   ======= ========         =======  ========  ========    ======

Income (loss) before gains
   on sales of properties (1)     $   545    $   571   $   584 $  (438)         $    94  $(3,060)  $(4,648)    $  322
Gains on sales of properties           --         82        --       --              --     2,330        --        --

Net Income (loss)                 $   545    $   653   $   584 $  (438)         $    94  $  (730)  $(4,648)    $  322
                                  =======    =======   ======= ========         =======  ========  ========    ======

Per share:
Income (loss) before gains
   on sales of properties         $   .10    $   .10   $   .11  $ (.08)        $    .02   $  (.58) $  (.88)   $   .06
Gains on sales of properties           --        .02        --       --              --       .44        --        --
                                  -------    -------   -------   ------        --------  --------  -------- ---------

Net Income (loss)                 $   .10    $   .12   $   .11  $ (.08)        $    .02  $  (.14)  $  (.88)   $   .06
                                  =======    =======   =======  =======        ========  ========  ========   =======

(1) Quarter ended October 31, 1994 results include a charge of $1,086,000 to reflect the Trust's investment in a mortgage note receivable at its net realizable value. The mortgage note was sold subsequent to year end.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of HRE Properties:

We have audited the accompanying consolidated balance sheets of HRE Properties (the Trust), a Massachusetts voluntary association, and subsidiary as of October 31, 1994 and 1993, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended October 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRE Properties and subsidiary as of October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         ARTHUR ANDERSEN LLP

New York, New York
December 14, 1994

SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES


                                                        HRE PROPERTIES
                                              Three Years Ended October 31, 1994
                                                        (In thousands)

- ---------------------------------------------------------------------------------------------------------------------------------
- -
Col.A                               Col.B           Col.C                   Col.D                               Col.E
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Balance at
                                    Balance at                       DEDUCTIONS                         End of Period (c)
                                    Beginning of                    Amounts      Amounts                            Not
Name of Debtor                      Period        Additions         Collected    Written off             Current    Current
- --------------                      -------       ---------         ---------    -----------            --------    -------
- ---------------------------------------------------------------------------------------------------------------------------------



Year Ended October 31, 1992:
Stephen C. Hagen (a) (b)                $156             $0              $0            $0                   $156          $0
                                        ====             ==              ==            ==                   ====          ==

Year Ended October 31, 1993:
Stephen C. Hagen (a) (b)                $156             $0            $156            $0                     $0          $0
                                        ====             ==            ====            ==                     ==          ==

Year Ended October 31, 1994:              $0             $0              $0            $0                     $0          $0
- ----------------------------              ==             ==              ==            ==                     ==          ==



NOTES:
(a) The amounts receivable are notes that bear interest at a rate equal to the base rate of the First National Bank of Boston. The interest rate is adjusted quarterly. Interest is payable each March 31 and September 30.

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

HRE PROPERTIES
OCTOBER 31, 1994
SCHEDULE IX - SHORT TERM BORROWINGS
- --------------------------------------------------------------------------------



- --------------------------------------------------------------------------------------------------------------------
              COL. A                   COL. B         COL. C          COL.D           COL. E            COL. F
- --------------------------------------------------------------------------------------------------------------------
                                                                     Maximum          Average          Weighted
                                      Balance        Weighted        Amount           Amount            Average
       Category of Aggregate         at End of       Average       Outstanding      Outstanding      Interest Rate
       Short Term Borrowings           Period     Interest Rate   During Period  During Period (2) During Period (3)


    Year Ended October 31,1992                $0            ----             $0                 $0             ----

    Year Ended October 31,1993:
           Bank Loan (1)                      $0            7.00%    $2,500,000           $105,200             7.00%

    Year Ended October 31,1994:
           Bank Loan (1)              $5,000,000            6.98%    $5,000,000         $4,315,000             6.81%

(1) Bank Loan represent borrowings under line of credit borrowing arrangement that matures in fiscal 1995 and is reviewed annually for renewal .

(2) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balance by 365.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average amount outstanding.

                 SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                     HRE PROPERTIES
                           Three Years Ended October 31, 1994
                                     (In thousands)

- -----------------------------------------------------------------------------------------------------

                       COL. A                                      COL. B
- -----------------------------------------------------------------------------------------------------
                       Item                                        Charged to
                               Costs and Expenses
- -----------------------------------------------------------------------------------------------------

                             Year Ended October, 31

                                                              1994           1993         1992
                                                            ------         -------      ------

1.        Maintenance and repairs                           $  785           $ 619        $  470

2.        Amortization of deferred charges                  $  545           $ 866        $  725

3.        Real estate taxes                                 $1,960          $1,735        $1,636

4.        Royalties                                           None            None          None

5.        Advertising costs                                    (a)             (a)           (a)



- -------------------------------------

(a)       Amounts for advertising are not presented as such amounts are less than 1% of total revenues.


HRE PROPERTIES
OCTOBER 31, 1994
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION
- -------------------------------------------------------------------------------

(In thousands)




- --------------------------------------------------------------------------------------------------------------------------------
              COL. A               COL. B           COL. C               COL. D                                   COL. E
- --------------------------------------------------------------------------------------------------------------------------------

 Life on which

 depreciation
                                                                       Cost Capitalized Subsequent     Amount at Which Carried
                                               Initial Cost to Trust            to Acquisition           at Close of Period
                                             ------------------------  --------------------------    ---------------------------
                                                       Building &     Carrying    Building &                      Building &
  Description and Location   Encumbrances     Land    Improvements     Costs     Improvements          Land      Improvements
- ---------------------------- --------------------------------------  --------------------------    -----------------------------

REAL ESTATE SUBJECT TO OPERATING
LEASES (Note (a) ):
- -------------------------------------------------------

OFFICE BUILDINGS:

  Denver, Colorado                    $0      $1,155     $10,257            $0        $1,257            $1,155       $11,514
  Houston, Texas                       0         900       2,758             0         2,158               900         4,916
  Greenwich, Connecticut             592         199         795             0             0               199           795
  Greenwich, Connecticut               0         111         444             0             0               111           444
  Southfield, Michigan                 0       1,000      10,280             0           675             1,000        10,955
                                ---------     -------     -------       -------     -------           ---------     ---------
                                     592       3,365      24,534             0         4,090             3,365        28,624
                                ---------     -------     -------       -------     -------           ---------     ---------
SHOPPING CENTERS:

  Clearwater, Florida              5,803       3,689      17,273             0         2,753             3,689        20,026
  Springfield, Massachusetts           0       1,372       3,656             0         7,380             1,372        11,036
  Farmingdale, New York             2888       1,029       4,176             0            39             1,029         4,215
  Somers, New York                 2,506         821       2,600             0            30               821         2,630
  Wayne, New Jersey                9,100       2,492       9,966             0            93             2,492        10,059
  Meriden, Connecticut            15,000       5,000      20,309             0             0             5,000        20,309
                                ---------     -------     -------       -------     -------           ---------     ---------
                                  35,297      14,403      57,980             0        10,295            14,403        68,275
                                ---------     -------     -------       -------     -------           ---------     ---------
DEPARTMENT STORES:

  Tempe, Arizona                       0         378       1,518             0           970               378         2,488
  Mesa, Arizona                        0         440       1,631             0           989               440         2,620
  Manassas, Virginia                   0         283       1,723             0            42               283         1,765
                               ---------     -------     -------       -------     -------           ---------     ---------
                                       0       1,101       4,872             0         2,001             1,101         6,873
                               ---------     -------     -------       -------     -------           ---------     ---------

====================
TABLE CONTINUED

- ----------------------------------------------------------------------- --------------------------- -----------------
                        COL. A                                COL. E      COL. F        COL. G/H         COL. I
- ----------------------------------------------------------------------- --------------------------- -----------------
                                                                                                   Life on which
                                                                                                   depreciation
                                                     Amount at Which Carried                       for buildings
                                                       at Close of Period                          and improvements
                                                          ----------   Accumulated       Date      in latest income
                                                                      Depreciation   Constructed   statements is
               Description and Location                       Total      (Note (b))   or Acquired  computed (Note (d))
- -------------------------------------------------------   -------------------------------------------------------------

REAL ESTATE SUBJECT TO OPERATING
LEASES (Note (a) ):
- -------------------------------------------------------

 OFFICE BUILDINGS:

 Denver, Colorado                                           $12,669         $2,977          1983                45
  Houston, Texas                                              5,816          2,565          1975                40
  Greenwich, Connecticut                                        555              8          1994              31.5
  Southfield, Michigan                                       11,955          3,470          1983                35
                                                            -------        -------
                                                             31,989          9,043
                                                            -------        -------
SHOPPING CENTERS:

  Clearwater, Florida                                        23,715          5,204          1985                40
  Springfield, Massachusetts                                 12,408          4,533          1970                40
  Farmingdale, New York                                       5,244            147          1993              31.5
  Somers, New York                                            3,451            176          1992              31.5
  Wayne, New Jersey                                          12,551            515          1992              31.5
  Meriden, Connecticut                                       25,309            555          1993              31.5
                                                            -------        -------
                                                             82,678         11,130
                                                            -------        -------
DEPARTMENT STORES:

  Tempe, Arizona                                              2,866          1,252          1970                40
  Mesa, Arizona                                               3,060          1,316          1971                40
  Manassas, Virginia                                          2,048          1,150          1972                40
                                                            -------        -------
                                                              7,974          3,718
                                                            -------        -------

HRE PROPERTIES
OCTOBER 31, 1994
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION
- -------------------------------------------------------------------------------

(In thousands)




- ----------------------------------------------------------------------------------------------------------------------------------
                        COL. A                              COL. B           COL. C                    COL. D
- ---------------------------------------------------------------------------------------------------------------------------------


                                                                                                 Cost Capitalized Subsequent
                                                                      Initial Cost to Trust            to Acquisition
                                                                      ------------------------  --------------------------
                                                                                   Building &     Carrying    Building &
               Description and Location                  Encumbrances     Land    Improvements     Costs     Improvements
 ---------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO OPERATING
LEASES (Note (a) ):
- -------------------------------------------------------

INDUSTRIAL SERVICE CENTER:

  Syracuse, New York                                               $0        $253        $530            $0            $0
                                                             ---------     -------     -------       -------     --------
                                                                    0         253         530             0             0
                                                             ---------     -------     -------       -------     --------

MIXED USE FACILITY: RETAIL/OFFICE:

  Newington, New Hampshire                                      4,497         421       1,997             0         4,739
                                                             ---------     -------     -------       -------     -------


LAND:

  Newington, New Hampshire                                          0         305           0             0             0
  Denver, Colorado                                                  0       1,199           0             0             0
                                                             ---------     -------     -------       -------     -------
                                                                    0       1,504           0             0             0
                                                             ---------     -------     -------       -------     -------




TOTAL REAL ESTATE SUBJECT TO                                 ---------     -------     -------       -------     -------
  OPERATING LEASES..................                          $40,386     $21,047     $89,913            $0       $21,125
                                                             ---------     -------     -------       -------     -------

====================
TABLE CONTINUED



- ----------------------------------------------------------------------------------------------------------------------------------
                        COL. A                             COL. E                    COL. F        COL. G/H         COL. I
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Life on which
                                                                                                                depreciation
                                                       Amount at Which Carried                                  for buildings
                                                         at Close of Period                                    and improvements
                                                  ----------------------------------------  Accumulated      Date in latest income
                                                   Building &               Depreciation   Constructed         statements is or
               Description and Location              Land      Improvements    Total      (Note (b))  Acquired computed (Note (d))
- ----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO OPERATING
LEASES (Note (a) ):
- --------------------------------------------

INDUSTRIAL SERVICE CENTER:

  Syracuse, New York                                $253          $530        $783           $141     1973/1985                40
                                               ---------     ---------     -------     --------
                                                     253           530         783            141
                                               ---------     ---------     -------     --------

MIXED USE FACILITY: RETAIL/OFFICE:

  Newington, New Hampshire                           421         6,736       7,157          2,141          1979                40
                                               ---------     ---------     -------     --------

LAND:

  Newington, New Hampshire                           305             0         305              0          1981                 -
  Denver, Colorado                                 1,199             0       1,199              0          1988                 -
                                               ---------     ---------     ---------     ---------       -------         --------
                                                   1,504             0       1,504              0
                                                ---------     ---------     ---------     ---------




TOTAL REAL ESTATE SUBJECT TO                  ---------      ---------      -------      ---------
  OPERATING LEASES..................            $21,047       $111,038     $132,085        $26,173
                                              ---------      ---------      -------      ---------

HRE PROPERTIES
OCTOBER 31, 1994
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION
- -------------------------------------------------------------------------------

(In thousands)




- ------------------------------------------------------------------------------------------------------------------------------
                        COL. A                              COL. B           COL. C                    COL. D
- -------------------------------------------------------------------------------------------------------------------------------


                                                                                                 Cost Capitalized Subsequent
                                                                      Initial Cost to Trust            to Acquisition
                                                        --------------------------------------  --------------------------

                                                                                   Building &     Carrying    Building &
               Description and Location                  Encumbrances     Land    Improvements     Costs     Improvements
- -------------------------------------------------------  -----------   ----------- ------------- -------------------------
REAL ESTATE SUBJECT TO FINANCING
LEASES  (Notes (c) and (e)):
- -------------------------------------------------------

INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)


  Orlando, Florida                                                 $0        $717      $2,206            $0            $0
  St. Louis, Missouri                                               0         523       2,253             0         2,363
  Memphis, Tennessee                                                0         265       2,426             0             0
  Dallas, Texas                                                 6,000         193       2,266             0         4,195
  Denver, Colorado                                                  0         174       1,783             0             0
  Beaverton, Oregon                                                 0         168       2,263             0             0
  Deferred Lease Renewal Rights                                     0           0           0             0           764
                                                             ---------     -------     -------       -------     --------
                                                                6,000       2,040      13,197             0         7,322
                                                             ---------     -------     -------       -------     --------

INDUSTRIAL DISTRIBUTION CENTER:

  (Leased to Firestone Tire and
  Rubber Company):
  Albany, Georgia                                                   0         835       3,343             0             0
                                                             ---------     -------     -------       -------     ---------



TOTAL REAL ESTATE SUBJECT TO                                 ---------     -------     -------       -------     ---------
  FINANCING LEASES..................                           $6,000      $2,875     $16,540            $0        $7,322
                                                             ---------     -------     -------       -------     ---------

=============================
TABLE CONTINUED

- ----------------------------------------------------------------------------------------------
                        COL. A                                                      COL. E
- ------------------------------------------------------------------------------------------------


                                                                      Amount at Which Carried
                                                                         at Close of Period
                                                          ----------------------------------------Net Investment
                                                            Remaining                              in Properties      Date
                                                           Minimum Lease    Residual     Unearned    Subject to    Constructed
               Description and Location                      Payments       Value        Income   Financing Lease or Acquired
- -------------------------------------------------------  ------------- ------------- ----------- -----------   --------------
REAL ESTATE SUBJECT TO FINANCING
LEASES  (Notes (c) and (e)):
- -------------------------------------------------------

INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)


  Orlando, Florida                                                 $589        $1,348       ($275)        $1,662          1970
  St. Louis, Missouri                                             2,641         1,166        (791)         3,016          1970
  Memphis, Tennessee                                                636           959        (250)         1,345          1970
  Dallas, Texas                                                   4,076           841      (1,094)         3,823          1970
  Denver, Colorado                                                  412           683        (160)           935          1970
  Beaverton, Oregon                                                 511           814        (191)         1,134          1970
  Deferred Lease Renewal Rights                                       0           764           0            764          1981
                                                               ---------     ---------     -------      --------
                                                                  8,865         6,575      (2,761)        12,679
                                                               ---------     ---------     -------      --------

INDUSTRIAL DISTRIBUTION CENTER:

  (Leased to Firestone Tire and
  Rubber Company):
  Albany, Georgia                                                2,600           100        (660)          2,040          1972
                                                              ---------     ---------     -------       --------



TOTAL REAL ESTATE SUBJECT TO                                  ---------     ---------     -------       --------
  FINANCING LEASES..................                            $11,465        $6,675     ($3,421)       $14,719
                                                              ---------     ---------     -------       --------

HRE PROPERTIES
OCTOBER 31, 1994
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
- -------------------------------------------------------------------------------
(In thousands)


NOTES:                                                       1994         1993        1992
                                                         ---------     ---------   --------
  (a) RECONCILIATION OF PROPERTIES OWNED SUBJECT TO OPERATING         (In thousands)
        LEASES

        Balance at beginning of year                         $105,926    $124,404    $108,168

          Property improvements during the year                   907       1,091       1,210

          Property acquired during the year                    25,816       6,197      15,881

          Property sold or disposed of during the year           (564)    (25,766)       (855)
                                                           ---------     ---------------------
        Balance at end of year                               $132,085    $105,926    $124,404
                                                           =========     =====================


  (b) RECONCILIATION OF ACCUMULATED DEPRECIATION

        Balance at beginning of year                          $22,837     $27,985     $25,170

          Provision during the year charged to income           3,531       3,497       3,670

          Property sold or disposed of during the year           (195)     (8,645)       (855)
                                                            ---------     ---------------------
        Balance at end of year                                $26,173     $22,837     $27,985
                                                            =========     =====================


  (c) RECONCILIATION OF PROPERTIES OWNED SUBJECT TO
        FINANCING LEASES-




        Balance at beginning of year                          $16,190     $17,532     $18,757

          Recovery of investment in property owned subject to
            financing leases                                   (1,471)     (1,342)     (1,225)






                                                            ---------     ---------   --------
        Balance at end of year                                $14,719     $16,190     $17,532
                                                            =========     =========   ========

  (d) Tenant improvement costs are depreciated over the life of the related leases, which range from 3 to 25 years.

  (e) The difference between the "Initial Costs to the Trust" and "Costs Capitalized Subsequent to Acquisition" and the "Amount at Which Carried at Close of Period" represents accumulated depreciation for the period prior to classification of these assets as financing leases and accumulated recoveries for the period thereafter.

HRE PROPERTIES
OCTOBER 31, 1994
SCHEDULE XII- MORTGAGE LOANS ON REAL ESTATE
- ----------------------------------------------------------------------



- ----------------------------------------------------------------------------------------------------------------------------
              COL. A               COL. B                   COL. C           COL.D           COL. E              COL. F
- ----------------------------------------------------------------------------------------------------------------------------

                                                                                           Face Amount       Carrying Amount
                                                                                          of Mortgages        of Mortgages
                                          Interest Rate  Final Maturit      Periodic       (Note (b) )         (Note (a) )
            Description                  Coupon Effective    Date        Payment Terms    (In Thousands)     (In Thousands)
- ----------------------------------------------------------------------------------------------------------------------------
I. FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (NOTE (c) and (d):

Department Store:
      Clayton County, Georgia          9%              9% 10-30-1999  Principal payable           $143                 $143
                                                                      In full at maturity.
Retail Store:                                                         Interest paid currently.

     Fall River, Massachusetts         9%             14% 04-01-2013  Payable in monthly         1,285                  943
                                                                      installments of $11,920.
Retail Store:
        Erie, Pennsylvania             9%             14% 07-01-2013  Payable in monthly         1,172                  857
                                                                      installments of $10,787.
Retail Store:
       Riverside, California           9%             12% 01-15-2013  Payable in quarterly       2,110                1,702
                                                                      installments of $54,313.
Office Building:
        Syracuse, New York          10.5%           10.5% 04-01-2010  Principal payable          4,836                3,750 (f)
                                                                      In full at maturity.
                                                                      Interest is payable
                                                                      monthly at 8%; an
                                                                      additional 2.5% is due
                                                                      monthly under certain
                                                                      circumstances.
                                                                                             -------------      ---------------
Tot   First Mortgage Loans                                                                       9,546                7,395
                                                                                             -------------      ---------------

II. SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (Notes (c) and (e) ):

Retail Store:
       Riverside, California           9%             12% 01-15-2001  Payable in quarterly
                                                                      installments of $21,         400                  368
                                                                                          -------------      ---------------
TOTAL MORTGAGE LOANS ON REAL ESTATE                                                             $9,946               $7,763
                                                                                          =============      ===============

NOTES TO SCHEDULE XII

                                                                      Year Ended October 31,
Reconciliation of Mortgage Loans on Real Estate          ----------------------------------------------
                                                              1994            1993            1992
                                                          ----------       ----------     -------------
(a) Balance at beginning of period:                            $8,917          $8,978       $9,031


      Deductions during current period:

   Collections of principal and
     amortization of discounts                                    (68)            (61)         (53)

 Reserve for Uncollectible Amount                              (1,086)           ----         ----
                                                              --------        --------     --------
    Balance at close of period:                                $7,763           $8,917       $8,978
                                                              ========        ========     ========

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages.
(c)  At October 31,1994 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)  There are no prior liens for any of the First Mortgage Loans on Real Estate.
(e)  The First Mortgage Loan on this property is held by the Trust.
(f)  This Mortgage loan was sold in December 1994 at its carrying amount.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    HRE PROPERTIES



                                                By:  /S/ CHARLES J. URSTADT
                                                   --------------------------
                                                        Charles J. Urstadt
                                                       Chairman and President


Dated: January 26, 1995



          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ CHARLES J. URSTADT                                                                             January 26, 1995
- --------------------------------------
Charles J. Urstadt
President and Trustee
(Principal Executive Officer)


/s/ JAMES R. MOORE                                                                                 January 26, 1995
- --------------------------------------
James R. Moore
Senior Vice President - Chief
  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


/s/ E. VIRGIL CONWAY                                                                               January 26, 1995
- --------------------------------------
E. Virgil Conway
Trustee


/s/ ROBERT R. DOUGLASS                                                                             January 26, 1995
- --------------------------------------
Robert R. Douglass
Trustee


/s/ PETER HERRICK                                                                                  January 26, 1995
- --------------------------------------
Peter Herrick
Trustee


/s/ GEORGE H. C. LAWRENCE                                                                          January 26, 1995
- --------------------------------------
George H. C. Lawrence
Trustee


/s/ PAUL D. PAGANUCCI                                                                              January 26, 1995
- ---------------------------------------
Paul D. Paganucci
Trustee


/s/ JAMES O. YORK                                                                                  January 26, 1995
- ---------------------------------------
James O. York
Trustee

                               INDEX TO EXHIBITS

Exhibit

(3)      Articles of Incorporation and By-laws.

         3.1 Fourth Amended and Restated Declaration of Trust of the Trust, as amended, to date.

         3.2 By-laws of the Trust, as amended (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (No. 33-41408)).

(4)      Instruments Defining the Rights of
         Security Holders, Including Indentures:

         4.1      Common Shares:  See Exhibit 3.1 hereto.

         4.2      Preferred Shares:  See Exhibit 3.1 hereto.

         4.3 Preferred Share Purchase Rights: See Exhibits 3.1 and 10.3 hereto.



(10)     Material Contracts.

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


         10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*


         10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

         10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

         10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*


         10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993.*


         10.7 Purchase and Sale Agreement between the Registrant and Aetna Life Insurance Company dated December 22, 1993, relating to the Registrant's acquisition of Townline Center Shopping Center, Meriden, Connecticut.


         10.8 Second Purchase and Sale Agreement dated January 6, 1995 between the Registrant and Aetna Life Insurance Company relating to the Registrant's acquisition of Danbury Square Mall, Danbury, Connecticut (incorporated herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K dated January 6, 1995).

(21)     Subsidiaries.

         21.1 List of Trust's subsidiaries (incorporated by reference to Exhibit 22.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988).

(23)     Consents of Experts and Counsel.

         23.1 The consent of Arthur Andersen LLP to the incorporation by reference of their reports included or incorporated by reference herein and in the Registrant's Registration Statements on Form S-3 (No. 33-57119), Form S-8 (No.2-93146) and Form S-8 (No. 33- 41408) is
                         filed herewith as part of this report.

(27)     Financial Data Schedule.

         27.1            Financial Data Schedule

*Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).