Form 10-Q
period 1995-01-31
HRE PROPERTIES
filed 1995-03-15
CIK 48896

FORM 10-Q

                                      SECURITIES AND EXCHANGE COMMISSION

                                             Washington, DC  20549



                          Quarterly Report under Section 13 or 15(d) of
                                The Securities Exchange Act of 1934



For Quarter Ended January 31, 1995             Commission File Number 1-6309

                                  HRE PROPERTIES
                    (Exact Name of Registrant as Specified in Charter)

MASSACHUSETTS                                              04-245-8042
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

530 Fifth Avenue, 21st Floor, New York, NY                    10036
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (212) 642-4800

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report: 5,346,529

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


          Consolidated Statements of Income--Three months ended
          January 31, 1995 and 1994.

          Consolidated Balance Sheets--January 31, 1995 and October 31, 1994.

          Consolidated Statements of Cash Flows--Three months ended January 31, 1995 and 1994.

          Consolidated Statements of Shareholders' Equity--Three months ended January 31,1995 and 1994.

          Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES





                                                 Page 2 of 10





 HRE PROPERTIES
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

                                                                                January 31, October 31,
                                                                                1995        1994
 ASSETS                                                                         (Unaudited)

Real Estate Investments:
   Properties owned at cost, net of accumulated depreciation and
    recoveries                                                                  $ 139,222   $ 120,631
   Mortgage notes receivable                                                        3,996       7,763
                                                                                  143,218     128,394

Cash and cash equivalents                                                           3,884       8,738
Interest and rent receivable                                                        2,476       2,343
Deferred charges, net of accumulated amortization                                   2,350       2,108
Other assets                                                                          908         976

                                                                                $ 152,836    $142,559

LIABILITIES AND SHAREHOLDERS EQUITY

 Liabilities:

   Mortgage notes payable and bank loan                                         $  62,534    $ 51,386
   Accounts payable and accrued expenses                                            1,012       1,024
   Deferred trustees fees                                                             414         521
   Other liabilities                                                                1,250       1,147
                                                                                   65,210      54,078
 Shareholders Equity:

   Preferred shares, without par value; 2,000,000 shares authorized;
    none issued
   Common shares, without par value; unlimited shares authorized;
    5,524,877 and 5,520,044 issued on January 31, 1995 and
     October 31, 1994, respectively                                               123,572     123,507
   Less 178,348 common shares held in treasury, at cost                           (2,861)     (2,861)
   Distributions in excess of accumulated net income                             (33,085)    (32,165)
                                                                                   87,626      88,481
                                                                                 $152,836    $142,559

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.









                                            Page 3 of 10




HRE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                                                     Three Months Ended January 31,

                                                                          1995       1994
Revenues:
   Operating leases                                                     $4,579     $3,740
   Financing leases                                                        326        360
   Interest                                                                264        262

                                                                         5,169      4,362

 Operating Expenses:
   Real estate operations                                                1,855      1,702
   Interest                                                              1,148        754
   Depreciation and amortization                                         1,127        927
   General and administrative expenses                                     405        397
   Trustees fees and expenses                                               59         36

                                                                         4,594      3,816


 Net Income                                                            $   575      $ 546

 Net Income Per Common Share:                                          $  .11       $ .10

 Weighted Average Number of Common Shares Outstanding                   5,342       5,320






 The accompanying notes to consolidated financial statements are an integral part of these statements.



















                                            Page 4 of 10



HRE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                   Three Months Ended January 31,

                                                                         1995        1994
Operating Activities:
     Net income                                                        $  575      $  546
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                      1,144         945
     Recovery of investment in properties owned
          subject to financing leases                                     389         358
     Minority interest in net loss of consolidated joint venture          (2)         (2)

                                                                        2,106       1,847

   Changes in operating assets and liabilities:
     (Increase) in interest and rent receivable                         (133)       (340)
     Increase (decrease) in accounts payable and accrued expenses       (119)         377
     (Increase) decrease in other assets and other liabilities, net       156       (253)

     Net Cash Provided by Operating Activities                          2,010       1,631

 Investing Activities:
   Acquisitions of properties owned                                  (19,366)    (25,158)
   Improvements to existing properties owned and deferred charges       (983)       (502)
   Proceeds from sale of mortgage note receivable and interest in
      unconsolidated joint venture                                      3,750         250
   Payments received on mortgage notes receivable                          17          17
   Miscellaneous                                                           --        (18)

     Net Cash Used in Investing Activities                           (16,582)    (25,411)

 Financing Activities:
   Proceeds from mortgage notes and bank loan                          11,250      23,000
   Dividends paid                                                     (1,495)     (1,436)
   Proceeds from sales of additional common shares                         65          79
   Payments on mortgage notes                                           (102)        (57)

     Net Cash Provided by Financing Activities                          9,718      21,586

 Net (Decrease) In Cash and Cash Equivalents                          (4,854)     (2,194)
 Cash and Cash Equivalents at Beginning of Year                         8,738       7,061

 Cash and Cash Equivalents at End of Year                             $ 3,884     $ 4,867



 The accompanying notes to consolidated financial statements are an integral part of these statements.





                                            Page 5 of 10





HRE PROPERTIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(In thousands, except shares and per share data)
                                                              Common Shares
                                                                                 (Distributions
                                                                       Treasury   In Excess of
                                             Outstanding      Issued    Shares,     Accumulated
                                                  Number      Amount    at Cost     Net Income)       Total



Balances  October 31, 1993                    5,320,106    $123,205   $(2,861)       $(27,648)     $92,696
  Net Income                                                                               546         546


  Cash dividends declared ($.27 per share)                                              (1,436)     (1,436)

  Sale of additional common shares under
    dividend reinvestment plan                     5,499          79                                     79

Balances   January 31, 1994                    5,325,605    $123,284   $(2,861)       $(28,538)     $91,885

Balances   October 31, 1994                    5,341,696    $123,507   $(2,861)       $(32,165)     $88,481
  Net income                                                                                575         575


  Cash dividends declared ($.28 per share)                                               (1,495)     (1,495)

  Sale of additional common shares under
    dividend reinvestment plan                     4,833          65                                     65

Balances  January 31, 1995                    5,346,529    $123,572   $(2,861)       $(33,085)     $87,626





The accompanying notes to consolidated financial statements are an integral part of these statements.

















                                            Page 6 of 10












                                                HRE PROPERTIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), its wholly-owned subsidiary, and certain joint ventures where the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.
          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month ended January 31, 1995 are not necessarily indicative of the results that may be expected for the year ending October 31, 1995
          It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report for the fiscal year ended October 31, 1994.

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

 3. In January 1995, the Trust acquired a 193,000 square foot retail shopping center located in Danbury, Connecticut for a purchase price of $19.25 million. The property was acquired subject to a nonrecourse first mortgage loan of $11.25 million.
          The mortgage loan bears interest at an annual rate of 9.5% for a five-year term with interest only due monthly.

4. In December 1994, the Trust sold a participating mortgage note receivable for net proceeds of $3,750,000 which amount approximated the Trust's net carrying value of the asset.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

          The Trust meets its liquidity requirements primarily by generating funds from operations of its properties, sale of real estate investments and collection of principal and interest on its mortgage notes receivable. Payments of expenses related to real estate operations, capital improvement programs, debt service, management and professional fee and dividend requirements place demands on the Trust's liquidity.

          The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At January 31, 1995, the Trust had $3.9 million in cash and cash equivalents. The Trust also has available $17 million in unsecured lines of credit with two major commercial banks. Long-term debt consisted of nine mortgage notes payable totalling $57.5 million, of which $411,000 in principal payments are due in fiscal 1995. Current liabilities, including current installments of principal payments of mortgage notes payable and short-term borrowings under credit lines, were approximately
$6.4 million. The credit lines are available to finance the acquisition, management or development of commercial real estate and a portion of such credit lines is available for working capital purposes. The credit lines expire at various periods in 1995 and outstanding borrowings, if any, may be repaid from proceeds of additional debt financings or sales of properties. The Trust may also request that the time for repayment be extended by the banks. It is the Trust's intent to renew these credit lines as they expire in 1995.

          During the Trust's first fiscal quarter, the Trust sold a participating mortgage note receivable with a face amount of $4,836,000.
The mortgage note receivable was written down to its net realizable value of $3,750,000 in fiscal 1994 and sold at such amount.

          The Trust has entered into contracts to sell four of its distribution and service properties with an aggregate carrying value of $4.5 million to a single purchaser for an aggregate sale price of $13.5 million. The Trust has also contracted to sell a 106,000 square foot retail property with a net carrying value of $.8 million for $7.5 million. The transactions are expected to close in fiscal 1995.
The proceeds from such sales may be used to make additional real estate investments and/or reduce outstanding mortgage loan indebtedness or meet dividend distribution requirements.

          The Trust expects to make additional real estate investments periodically. The funds for such investments may come from existing liquid assets, line of credit arrangements,proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. In January 1995, the Trust acquired a 193,000 square foot shopping center in Danbury, Connecticut.
The property was acquired at a purchase price of $19.25 million and funded through a first mortgage loan of $11.25 million and available cash. The first mortgage bears interest at 9.5% per annum and matures in five years. The Trust also invests in its existing properties and, during the first quarter of fiscal 1995, spent approximately $.9 million on its properties for capital improvements and leasing costs.

Results of Operations:

          The Trust defines "funds from operations" as net income excluding gains on sales of properties, adjusted for noncash charges and credits, recoveries of investment in properties owned subject to financing leases and cash distributions received from unconsolidated joint ventures. The Trust believes the level of funds from operations to be an appropriate supplemental financial measure of the Trust's operating performance. Funds from operations for the three-month period ended January 31, 1995 increased 14% to $2,106,000 from the comparable period in fiscal 1994. The improvement is primarily the result of the positive effect of the Trust's new retail property investments in fiscal 1994.


Revenues:

          Operating lease revenues increased by approximately $839,000 or 22.4% in the first three-months of fiscal 1995 compared to the prior year's period primarily from the additional rents of the Trust's retail properties located in Danbury, Connecticut and Meriden,Connecticut. The Danbury, Connecticut property was acquired by the Trust in January 1995 and the Meriden property was acquired in December 1993. Operating lease income from office properties increased by $180,000 or 15% from the year ago period reflecting higher occupancy at the Trust's Denver Colorado office building where the Trust signed leases totaling more than 60,000 square feet of space last year.


Expenses:

          Total expenses were $4,595,000 in the Trust's first quarter of fiscal 1995 compared to $3,516,000 in the prior period. The largest expense category is operating expenses of the Trust's real estate operating properties. Operating expenses totalled $1,855,000 for the first three months of fiscal 1995, compared to $1,704,000 for the same period in 1994. Expenses increased less than 3% for properties owned during both 1994 and 1993. Operating expenses for the Trust's new retail properties added expenses of $1,231,000 in fiscal 1995.

          Interest expenses rose to $1,148,000 for the first three months of fiscal 1995 due to the addition of several new mortgage notes payable aggregating $33.7 million during fiscal 1994 and 1995. The mortgage notes bear fixed interest at annual rates ranging from 7.5% to 9.75%.

                                          PART II - OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K

      The Registrant filed with the Commission a Current Report on Form 8-K dated November 7, 1994. Such report referred under Item 5 therein to a contract to sell four(4) industrial properties owned by the Registrant. The Registrant also filed with the Commission a Current Report on Form 8-K dated January 6, 1995. Such report referred under Item 2 therein to the acquisition of real property by the Registrant.







                                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HRE PROPERTIES
                                             (Registrant)



                                            By:____/s/___________
                                            James R. Moore
                                            Senior Vice President
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)



                                            By:_____/s/___________
                                            Charles J. Urstadt
                                            Chairman, President and
                                            Chief Executive Officer





Dated : March 15, 1995