Form 10-K/A
period 1994-10-31
HRE PROPERTIES
filed 1995-05-05
CIK 48896

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                              AMENDMENT No.1
(Mark One)

     \X \  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended October 31, 1994

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   \x\                          No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \x\

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant ($50,974,477.00 as of January 12, 1995).

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
5,341,696 Common Shares, without par value, as of January 12, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for Annual Meeting of Shareholders to be held on March 15, 1995 (certain parts as indicated herein) (Part III).



Item VI.Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,                       1994            1993            1992           1991           1990

Total Assets                             $142,559        $119,330        $137,855       $130,727       $135,342

Mortgage Notes, Bank Loan
 and Other Long-term
   Obligations                           $ 51,386        $ 24,227        $ 31,226       $ 20,534       $ 20,711

Revenues                                 $ 18,969        $ 16,162        $ 16,942       $ 17,136       $ 17,902

Operating Income (Loss)                  $  1,262        $ (7,293)       $  1,588       $    892       $  2,247

Gains on Sales of
 Properties                              $     82        $  2,330        $   --       $  2,205       $  1,622

Net Income (Loss)                        $  1,344        $ (4,963)       $  1,588       $  3,097       $  3,869

Funds From Operations*                   $  7,950        $  7,036        $  6,902       $  7,841       $  8,998


Per Share Data:

Net Income (Loss)                           $ .26           $(.94)          $.30           $.58           $.70

Cash Dividends                              $1.10           $1.08          $1.16          $1.40          $1.60


* See Item VII for definition of Funds from Operations


Item VII. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Trust meets its liquidity requirements primarily by generating cash from the operations of its properties, sale of real estate investments and collection of principal and interest on its mortgage notes receivable. Payments of expenses related to real estate operations, capital improvement programs, debt service, management and professional fees, and dividend requirements place demands on the Trust's liquidity.

The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At October 31, 1994, the Trust had $8.7 million in cash and cash equivalents. The Trust also has available $17 million in unsecured lines of credit, (including an increase of $2 million in one such line of credit subsequent to year end) with two major commercial banks. Long-term debt consisted of eight mortgage notes payable totalling $46.4 million, of which $411,000 in principal payments are due in fiscal 1995. Current liabilities, including current installments of principal payments of mortgage notes payable, and short-term borrowings under the creditlines, were approximately $6.4 million. The credit lines are available to finance the acquisition, management or development of commercial real estate and a portion of such credit lines is available for working capital purposes.
The credit lines expire at various periods in 1995 and outstanding borrowings, if any, may be repaid from proceeds of additional debt financings or sales of properties. The Trust may also request that the time for repayment be extended by the banks. It is the Trust's intent to renew these credit lines as they expire in 1995. During fiscal 1994, the Trust obtained proceeds of $22.5 million from first mortgage loan financings. The loans are collateralized by three of the Trust's properties having a net carrying value of $34.9 million at October 31, 1994. The mortgage loans bear interest at fixed rates that range from 7.5% to 9.75% and mature in five to seven years.

In fiscal 1994, the Trust sold its distribution property located in Memphis, Tennessee, for $450,000, all cash. The Trust realized a gain on the sale of property of $82,000. In December 1994, the Trust also sold a mortgage note receivable for net proceeds of $3,750,000 (See Results of Operations for further discussion).

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

Funds from Operations

The Trust defines "Funds from Operations" as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. The Trust believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance. Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. The Trust considers recoveries of investment in properties owned subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In fiscal 1994, Funds from Operations increased 13% to $7,950,000 from $7,036,000 in the year ago period. The improvement is primarily the result of the positive effect of the Trust's new retail property investments in fiscal 1994 and late 1993.

Results of Operations

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


In fiscal 1994, the Trust determined that the long-term economic prospects for an office building collateralized by a participating mortgage note receivable held by the Trust in the outstanding principal amount of $4,836,000 had declined. As a result, the Trust decided to offer the mortgage note for sale. In this connection, the Trust recorded a charge in fiscal 1994 of $1,086,000 to reflect the mortgage note at its net realizable value.
In December 1994, the mortgage note was sold for net proceeds of $3,750,000.


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

In light of continued adverse office market conditions including excess supply of available space, weak tenant demand, declining rents, expected capital requirements and known debt service obligations, the Trust determined in fiscal 1993 that the additional funds required to meet capital and debt service obligations was not justified by the near-term prospects for its office building investment in Portland, Oregon which was encumbered with a mortgage note payable of $13.5 million.
The Trust commenced discussions with the lender to the property, seeking among other things, modifications to the mortgage note payable to more closely reflect the then current market conditions for similar debt obligations. The office building was owned by a joint venture in which the Trust held a 92% interest. The joint venture elected not to make debt service payments on its mortgage loan obligation and, as a result, the mortgagee filed an action seeking foreclosure of the property. In fiscal 1993, the Trust determined that the long term economic prospects of the property did not warrant additional investment and decided to allow the foreclosure to proceed. Subsequently, the mortgagee obtained a foreclosure judgment and the property was sold. As a result of these developments, the Trust recorded a charge of $2.6 million in fiscal 1993 to reflect the property's carrying value at its estimated fair value.

For similar reasons discussed above, the Trust, in fiscal 1993 changed its investment strategy with respect to an unconsolidated joint venture and reached an agreement to sell its 50% interest in the joint venture to its partner for $250,000. The joint venture owned an office building located in Santa Ana, California. In this connection, the Trust recorded a charge of $4,885,000 to reflect its investment in the unconsolidated joint venture at net realizable value.

The Trust also wrote off an $800,000 second mortgage loan investment to another unconsolidated joint venture in which the Trust had a 50% interest. The mortgage loan became non performing as to principal and interest in fiscal 1993 as a result of lower tenancy and the joint venture's inability to meet the debt obligations of the first mortgage loan. Subsequent to fiscal 1993, the joint venture was liquidated following a foreclosure of the property by the first mortgage lender to the property.

The Trust recorded a gain on sale of properties of $2.3 million or $.44 per share in connection with a sale of the Trust's 62,000 square foot retail property located in Los Angeles, California.

Item 14a.(1) - Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                               October 31,
 ASSETS                                                                                     1994         1993


Real Estate Investments:
   Properties owned at cost, net of accumulated depreciation
     and recoveries                                                                     $ 114,197     $ 99,279
   Properties held for sale                                                                 6,434           --
   Investments in and loans to unconsolidated joint ventures                                   --          250
   Mortgage notes receivable                                                                7,763        8,917
                                                                                          128,394      108,446
Cash and cash equivalents                                                                   8,738        7,061
Interest and rent receivable                                                                2,343        1,304
Deferred charges, net of accumulated amortization                                           2,108        1,796
Other assets                                                                                  976          723
                                                                                         $142,559     $119,330
 LIABILITIES AND SHAREHOLDERS EQUITY

 Liabilities:
Mortgage notes payable and bank loan                                                    $  51,386    $  24,227
Accounts payable and accrued expenses                                                       1,024          847
Deferred trustees fees                                                                       521          602
Other liabilities                                                                           1,147          958
                                                                                           54,078       26,634
Shareholders Equity:

   Preferred shares, without par value; 2,000,000 shares authorized; none issued
   Common shares, without par value; unlimited shares authorized; 5,520,044
      and 5,498,454 issued in 1994 and 1993, respectively                                 123,507      123,205
   Less 178,348 common shares held in treasury, at cost                                   (2,861)      (2,861)
Distributions in excess of accumulated net income                                        (32,165)     (27,648)
                                                                                           88,481       92,696
                                                                                         $142,559     $119,330




 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                                       Year Ended October 31,
                                                                                 1994        1993         1992
Revenues:
   Operating leases                                                           $16,498     $13,763      $14,477
   Financing leases                                                             1,392       1,520        1,638
   Interest                                                                     1,079       1,122        1,232
   Interest from and equity in losses of unconsolidated
     joint ventures                                                                --       (243)        (405)

                                                                               18,969      16,162       16,942

 Operating Expenses:
   Real estate operations                                                       7,205       6,311        6,426
   Interest                                                                     3,775       2,494        2,318
   Depreciation and amortization                                                4,075       4,363        4,481
   General and administrative expenses                                          1,423       1,723        1,885
   Trustees fees and expenses                                                    163         149          131
   Consulting fee                                                                  --         145          138
   Write-down in carrying value of investments                                  1,086       8,285           --

                                                                               17,727      23,470       15,379


 Operating Income(Loss) before Minority Interests                               1,242     (7,308)       1,563

 Minority Interests in Results of Consolidated Joint Ventures                      20          15          25

 Operating Income(Loss)                                                         1,262     (7,293)       1,588

 Gains on Sales of Properties                                                      82       2,330

   Net Income(Loss)                                                           $ 1,344    $(4,963)       $1,588

 Net Income(Loss) Per Common Share:

   Operating income(loss)                                                     $  .24      $ (1.38)      $ .30
   Gains on sales of properties                                                  .02          .44           -
   Net Income(Loss)                                                           $  .26       $ (.94)     $  .30


 Weighted Average Number of Common Shares Outstanding                          5,330        5,296        5,285






The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                                    Year Ended October 31,
                                                                                1994         1993         1992
Operating Activities:
   Net income(loss)                                                          $ 1,344     $(4,963)      $ 1,588
   Adjustments to reconcile net income(loss) to net cash provided by operating activities:

      Depreciation and amortization                                            4,151        4,448        4,568
      Recovery of investment in properties owned
          subject to financing leases                                          1,471        1,342        1,225
      Equity in losses of unconsolidated joint venture                            --          269          506
      Minority interests in results of consolidated joint ventures              (20)         (15)         (25)
      Gains on sales of properties                                              (82)      (2,330)           --
      Write-down in carrying value of investments                              1,086        8,285           --

                                                                               7,950        7,036        7,862

   Changes in operating assets and liabilities:
      (Increase) decrease in interest and rent receivable                     (1039)        (286)          142
      Increase (decrease) in accounts payable and accrued expenses                97        (463)          114
      (Increase) decrease in other assets and other liabilities, net           (619)          253        (236)

      Net Cash Provided by Operating Activities                                6,389        6,540        7,882

 Investing Activities:
   Acquisition of properties owned                                          (25,816)      (6,197)     (15,881)
   Improvements to existing properties owned and deferred charges            (1,764)      (1,521)      (1,564)
   Investments in and loans to unconsolidated joint ventures                      --        (100)      (1,624)
   Proceeds from sales of properties and investment in
       unconsolidated joint venture and contract deposit                       1,204        3,231           --
   Payments received on mortgage notes receivable                                 68           61           53
   Miscellaneous                                                                 (4)           66        (204)

      Net Cash Used in Investing Activities                                 (26,312)      (4,460)     (19,220)

 Financing Activities:
   Proceeds from mortgage notes and bank loan                                 27,500        6,600       11,650
   Dividends paid                                                            (5,861)      (5,718)      (6,129)
   Proceeds from sales of additional common shares                               302          459          245
   Payments on mortgage notes and other                                        (341)        (818)        (199)

      Net Cash Provided by Financing Activities                               21,600          523        5,567

 Net Increase (Decrease) In Cash and Cash Equivalents                          1,677        2,603      (5,771)
 Cash and Cash Equivalents at Beginning of Year                                7,061        4,458       10,229

 Cash and Cash Equivalents at End of Year                                    $ 8,738      $ 7,061      $ 4,458

 The accompanying notes to consolidated financial statements are an integral part of these statements.




CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(In thousands, except shares and per share data)

                                                                 Common Shares
                                                                                         (Distributions
                                                                              Treasury    In Excess of
                                                  Outstanding       Issued     Shares,      Accumulated
                                                       Number       Amount     at Cost      Net Income)        Total



Balances  October 31, 1991                         5,276,569     $122,345    $(2,705)        $(12,426)     $107,214
  Net income                                                                                     1,588        1,588

  Cash dividends declared ($1.16 per share)                                                    (6,129)      (6,129)

  Sale of additional common shares under
  dividend reinvestment plan                           19,540          245                                      245

Balances  October 31, 1992                          5,296,109      122,590     (2,705)         (16,967)      102,918

  Net (loss)                                                                                    (4,963)      (4,963)


  Cash dividends declared ($1.08 per share)                                                     (5,718)      (5,718)

  Sale of additional common shares under
   dividend reinvestment plan                          32,247          459                                      459
  Common shares acquired in cancellation
   of stock option loan                                (8,250)         156       (156)

Balances   October 31, 1993                         5,320,106      123,205     (2,861)         (27,648)       92,696

  Net Income                                                                                      1,344        1,344


  Cash dividends declared ($1.10 per share)                                                     (5,861)      (5,861)

  Sale of additional common shares under
   dividend reinvestment plan                          18,048          261                                      261
  Common shares issued upon
   exercise of stock options                            3,542           41                                      41


Balances   October 31, 1994                         5,341,696     $123,507    $(2,861)        $(32,165)      $88,481





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

Taxable income of the Trust prior to the dividends paid deduction for the years ended October 31,1994, 1993 and 1992 was approximately
$2,200,000, $3,900,000 and $2,000,000, respectively. The
difference between net income for financial reporting purposes and taxable income results from, among other things, different methods of accounting for leases, depreciable lives related to the properties owned and accounting differences related to the Trusts investments in joint ventures. At October 31,1994, the Trust had available capital loss carryovers of approximately $5,000,000 which expire in 1999.

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

Properties Held for Sale
Properties held for sale are carried at the lower of cost or fair value less estimated costs of disposal. A property is classified as held for sale upon determination by the Trustees that the property is to be sold.

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

(2) REAL ESTATE INVESTMENTS

The Trusts investments in real estate were composed of the following at October 31, 1994 and 1993 (in thousands):

                                                        Mortgage
                                  Properties               Notes         1994          1993
                                                      Receivable       Totals        Totals

Retail                             $  80,819             $ 4,013    $  84,832     $  61,860
Office                                22,947               3,750       26,697        27,862
Distribution and Service              15,361                           15,361        17,220
Undeveloped Land                       1,504                            1,504         1,504

                                    $120,631             $ 7,763    $ 128,394      $108,446

The Trusts investments at October 31, 1994, consisted of equity interests in 23 properties which are located in various regions throughout the United
States and mortgage notes. The following is a summary of the geographic locations of the Trusts investments at October 31, 1994 and 1993 (in thousands):

                                                                         1994          1993
Northeast                                                             $66,963       $43,953
Southeast                                                              22,464        23,225
Midwest                                                                13,124        14,321
Rocky Mountain                                                         11,887        11,954
Southwest                                                              10,678        11,295
Pacific Coast                                                           2,070         2,369
Pacific Northwest                                                       1,208         1,329
                                                                     $128,394      $108,446

(3) PROPERTIES

Space at properties owned by the Trust is generally leased to various individual tenants under short-and intermediate term leases which are accounted for as operating leases. Certain properties have been leased on a long term basis to a single tenant; these leases are generally accounted for as direct financing leases.

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


At October 31, 1994 and 1993 properties consisted of the following (in thousands):

                                                                                                     1994              1993

Properties subject to operating leases                                                          $ 105,912         $  83,089
Properties subject to direct financing leases                                                      14,719            16,190

                                                                                                $ 120,631         $  99,279
In fiscal 1994, the Trust decided to sell five of its properties and at
October 31,1994 such properties were classified as held for sale.

Operating Leases
The components of properties subject to operating leases were as follows (in thousands):

                                                                                                     1994              1993

Land                                                                                            $  21,047         $  16,085
Buildings and improvements                                                                        111,038            89,841

                                                                                                  132,085           105,926
Accumulated depreciation                                                                          (26,173)         (22,837)

                                                                                                $ 105,912         $  83,089

Minimum rental payments on noncancellable operating leases become due as follows: 1995 $13,300,000; 1996 $12,717,000; 1997 $11,661,000;
1998  $10,414,000; 1999  $9,369,000; and thereafter  $41,719,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Trusts leases provide for the payment of additional rent based on a percentage of the tenants revenues. Such additional rents are included in rental income and aggregated approximately $515,000, $559,000, and $529,000 in 1994, 1993 and 1992,respectively.



Direct Financing Leases
The components of properties subject to direct financing leases were as follows (in thousands):

                                                                                                     1994              1993

Total remaining minimum lease payments to be received                                             $11,465           $14,328
Assumed residual values of leased property                                                          6,675             6,675
Unearned income                                                                                   (3,421)           (4,813)

Investment in property subject to financing leases                                                $14,719           $16,190

Original cost of property subject to financing leases                                             $26,737           $26,737

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


(4) INVESTMENTS IN AND LOANS TO UNCONSOLIDATED JOINT VENTURES


Prior to fiscal 1994, the Trust had interests in two unconsolidated joint ventures which owned office buildings located in Santa Ana, California and Charlotte, North Carolina, respectively. Both properties were subject to nonrecourse first mortgage loans. The Trust has accounted for these joint venture investments on the equity method of accounting. In fiscal 1993, the Trust determined that the additional funds required to meet expected capital requirements and debt service obligations of the Santa Ana joint venture were not justified by its near-term prospects and, as a result, in fiscal 1993 changed its investment strategy with respect to the joint venture and sold its ownership interest to its joint venture partner for $250,000. Accordingly in fiscal 1993, the Trust recorded a charge in the accompanying 1993 consolidated statement of income of $4,885,000 to write down the carrying value of the Trust's investment in the unconsolidated joint venture to its net realizable value.

In fiscal 1993,The Trust also wrote down the carrying value of an $800,000 second mortgage loan to the Charlotte joint venture to zero. The loan became non-performing as to principal and interest during fiscal 1993 as a result of lower tenancy at the property and the joint venture's inability to meet the debt service obligations of the first mortgage loan. Subsequent to fiscal 1993, the joint venture was liquidated following a foreclosure of the property by the first mortgage lender to the property.


(5) MORTGAGE NOTES RECEIVABLE

The Trusts portfolio of mortgage notes receivable consists of fixed rate mortgages and one participating mortgage. The participating mortgage ($4,836,000) entitles the Trust to a fixed rate of interest plus a participation in increases in the property's income and market value.
The participating mortgage note is collateralized by an office property. In fiscal 1994,the Trust determined that the long-term outlook for the property had declined due, among other things, to significant tenant turnover.
As a result of these circumstances, the Trust changed its investment strategy with respect to this asset and decided to offer the mortgage loan for sale and, in December 1994, the mortgage loan was sold for net proceeds of $3,750,000. Accordingly, in fiscal 1994 the carrying value of the mortgage loan was written down to its selling price. In this connection, the Trust recorded a charge of $1,086,000, which charge is reflected in "Write-down in carrying value of investments" in the accompanying 1994 consolidated statement of income. The components of the mortgage notes receivable at October 31, 1994 and 1993 were as follows (in thousands):

                                                                                                     1994             1993

Remaining principal balance                                                                       $ 9,946          $10,066
less: Write down of Mortgage Note Receivable (see above)                                          ( 1,086)               --
Unamortized discounts to reflect market interest rates at time of acceptance of notes             ( 1,097)          (1,149)

                                                                                                  $ 7,763          $ 8,917

Principal payments on mortgage notes receivable become due as follows:

1995 $132,000; 1996  $144,000; 1997  $158,000; 1998  $172,000;
1999  $189,000; thereafter  $9,151,000.

At October 31, 1994, the remaining principal balance was due from four borrowers. The amount due from the largest individual borrower at October 31, 1994 was $4,836,000.

The contractual interest rates on mortgage notes receivable range from 9% to 14%, and the weighted average interest rate of all such mortgages was 12% at October 31, 1994 and 1993.





(6) MORTGAGE NOTES PAYABLE AND BANK LINE OF CREDIT

Mortgage notes payable consisted of the following at October 31, 1994 and 1993 (in thousands):

                                                                                                    1994               1993

7.5% note with interest only due monthly, until 11/1/95; thereafter installments
   of principal and interest of $120,840 due monthly until maturity in 1998.                    $ 15,000          $      --

7.56% note with principal installments of $12,500 plus interest due monthly until
   maturity in 2001.                                                                               2,888                 --

9.75% note with installments of principal and interest of $39,143 due monthly
   until maturity in 2001.                                                                         4,497                 --

8.25% note with installments of principal and interest of $4,731 due monthly until
   maturity in 1998.                                                                                 592                599

9.625% note with interest only due monthly; the principal is due at maturity
   in 1997.                                                                                        9,100             9,100

8.5% note with installments of principal and interest of $19,607 due monthly
   until maturity in 1997.                                                                         2,506              2,528

9.75% note with interest only due monthly; the principal is due at  maturity
   in 1997.                                                                                        6,000              6,000

Variable rate note with principal installments of $16,419 plus interest at prime minus
   .25% due monthly until maturity in 2000.(See below).                                            5,803              6,000

                                                                                                 $46,386            $24,227

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

Scheduled principal payments during the next five years are as follows:
1995  $411,000; 1996  $765,000; 1997 $18,326,000; 1998  $15,234,000;
1999  $394,000; and thereafter   $11,256,000.

At October 31, 1994, the Trust had available $15 million in unsecured lines of credit with two commercial banks and in December, 1994, increased one such line of credit from $5 million to $7 million. The lines of credit expire at various dates in fiscal 1995 and bear interest at rates tied to the prime rate or LIBOR(8.75% at October 31, 1994). The Trust pays fees of 1/4% per annum on the unused portions of the line of credit commitments. In connection with one of the commitments, the Trust has agreed to maintain certain deposit account balances with a bank.
At October 31, 1994 the Trust had outstanding borrowings of $5,000,000 under the line of credit agreements (none at October 31,1993).

Interest paid for the years ended October 31, 1994, 1993 and 1992 was, $3,775,000, $2,494,000 and $2,318,000 respectively.


(7) STOCK OPTIONS AND SHAREHOLDER RIGHTS PLAN

At October 31, 1994, 460,333 shares of the Trusts authorized but unissued stock were reserved for issuance to key employees of the Trust and certain non-employee trustees under the Trusts stock option plan. Options are granted at fair market value on the date of the grant and are generally exercisable in installments over a maximum period of four years from the date of grant.
A summary of stock options at October 31, 1994 and 1993 is as follows:

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

No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to shareholders equity. During the years ended October 31, 1994 and 1993, options to purchase 3,542 common shares (none in 1993) were exercised.

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

The Board of Trustees adopted a Preferred Share Purchase Rights Plan in 1988.
In this connection, the Board of Trustees declared a dividend distribution of one preferred share purchase right for each outstanding common share. The rights, which expire on November 13, 1998, are not currently exercisable.
When they are exercisable, the holder will be entitled to purchase from the Trust one one-hundredth of a share of a newly-established Series A
Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The rights will become exercisable 10 days after a person or group either acquires 20% (acquiring person) or more of the Trusts shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the shares. Following any such 20% acquisition, shareholders other than the acquiring person will be entitled to use the rights to purchase common shares of the Trust at 50% of market value.

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

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 1994 and 1993 are as follows (in thousands, except per share data):

                                           Year Ended October 31, 1994                     Year Ended October 31, 1993
                                                 Quarter Ended                               Quarter Ended
                                     Jan 31    Apr 30    July 31    Oct 31          Jan 31     Apr 30   July 31     Oct 31

Revenues                            $ 4,362   $ 4,885    $ 4,819  $  4,903         $ 4,382   $  4,441  $  3,497     $3,841

Income (loss) before gains
  on sales of properties (1)        $   545   $   571    $   584  $  (438)         $    94   $(3,060)  $(4,648)     $  322
Gains on sales of properties                       82                                           2,330

Net Income (loss)                   $   545   $   653    $   584  $  (438)         $    94   $  (730)  $(4,648)     $  322

Per share:
Income (loss) before gains
  on sales of properties            $   .10    $   .10   $   .11   $ (.08)        $    .02     $  (.58)$  (.88)    $   .06
Gains on sales of properties                       .02                                              .44

Net Income (loss)                   $   .10   $   .12    $   .11   $ (.08)        $    .02   $  (.14)  $  (.88)    $   .06

(1)      Quarter ended October 31, 1994 results include a charge of $1,086,000 to reflect the Trust's investment in a mortgage note receivable at its net realizable value.  The mortgage note was sold subsequent to year end.

         Quarter ended April 30, 1993 results include charges of $3,300,000 to writedown the Trust's investment in an office property to its estimated fair value and to write off an $800,000 mortgage loan to an unconsolidated joint venture which loan became non performing in fiscal 1993.

         Quarter ended July 31, 1993 results include a charge of $4,885,000 to writedown the Trust's investment in an unconsolidated joint venture at its estimated net realizable value.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of HRE Properties:

We have audited the accompanying consolidated balance sheets of HRE Properties (the Trust), a Massachusetts voluntary association, and subsidiary as of October 31, 1994 and 1993, and the related consolidated statements of income, cash flows and shareholders equity for each of the three years in the period ended October 31,1994. These financial statements and the schedules referred to below are the responsibility of the Trusts management.
Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

HRE PROPERTIES


BY:/S/ CHARLES J URSTADT
       Charles J Urstadt
       Chairman and President

   /S/ JAMES R MOORE
       James R Moore
       Senior Vice President-Principal
       Financial Officer and
       Principal Accounting Officer


Dated: May 5,1995