Form 10-Q
period 1995-04-30
HRE PROPERTIES
filed 1995-06-15
CIK 48896

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549



          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934



For Quarter Ended April 30, 1995              Commission File Number 1-6309

                         HRE PROPERTIES
       (Exact Name of Registrant as Specified in Charter)

MASSACHUSETTS                                       04-2458042
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

321 Railroad Avenue, Greenwich, CT                  06830
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report: 5,351,130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X  No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 12 PAGES, NUMBERED
CONSECUTIVELY FROM 1 TO 12 INCLUSIVE, OF WHICH THIS PAGE IS 1.







                              INDEX

                         HRE PROPERTIES



PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)


       Consolidated Statements of Income--Three months ended April 30, 1995 and 1994, Six months ended April 30, 1995 and 1994.

       Consolidated Balance Sheets--April 30, 1995 and October 31, 1994.

       Consolidated Statements of Cash Flows--Six months ended April 30,1995 and 1994.

       Consolidated Statements of Shareholders' Equity--Six months ended April 30, 1995 and 1994.

       Notes to Consolidated Financial Statements.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders

Item 6.Exhibits and Reports on Form 8-K

SIGNATURES

 HRE PROPERTIES
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
                                                April 30,  October 31,
                                                   1995         1994
 ASSETS                                                (Unaudited)

Real Estate Investments:
  Properties owned -at cost,
  net of accumulated depreciation and
  recoveries                                     $ 129,314  $ 114,197
  Mortgage notes receivable                          3,977      7,763
  Properties held for sale                           4,599      6,434
                                                   137,890    128,394

Cash and cash equivalents                            4,665      8,738
Deposits held in trust                               9,827         --
Interest and rent receivable                         2,640      2,343
Deferred charges, net of accumulated amortization    2,305      2,108
Other assets                                         1,013        976

                                                  $158,340   $142,559

LIABILITIES AND SHAREHOLDERS EQUITY

 Liabilities:
  Bank loan                                       $  5,000   $  5,000
  Mortgage notes payable                            57,435     46,386
  Accounts payable and accrued expenses              1,626      1,024
  Deferred trustees  fees                              422        521
  Other liabilities                                  1,494      1,147
                                                    65,977     54,078
 Shareholders Equity:
  Preferred shares, without par value;
  2,000,000 shares authorized; none issued              --       --
  Common shares, without par value; unlimited
  shares authorized; 5,529,478 and 5,520,044
  issued on April 30, 1995 and
  October 31, 1994, respectively                   123,636    123,507
  Less 178,348 common shares held in
  treasury, at cost                                 (2,861)    (2,861)
  Distributions in excess of accumulated
  net income                                       (28,412)   (32,165)
                                                    92,363     88,481
                                                  $158,340   $142,559

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                     Six Months Ended Three Months Ended
                                            April 30          April 30

                                        1995   1994         1995    1994
Revenues:
  Operating leases                    $9,586 $8,014         $5,007  $4,274
  Financing leases                       644    713            318     353
  Interest and other                     545    520            281     258

                                      10,775  9,247          5,606    4,885

 Operating Expenses:
  Property expenses                    3,855  3,638          2,000   1,936
  Interest                             2,512  1,713          1,364     959
  Depreciation and amortization        2,329  1,940          1,202   1,013
  General and administrative expenses    745    754            340     357
  Trustees fees and expenses              90     84             31      48

                                       9,531  8,129          4,937   4,313

 Income before Gains on
 Sales of Properties                   1,244  1,118            669     572

 Gains on Sales of Properties          5,502     82          5,502      82

 Net Income                           $6,746 $1,200         $6,171    $654

 Net Income Per Common Share:
  Income before gains on sales of
  properties                          $  .23 $  .21          $ .12   $ .11
  Gains on sales of properties          1.03    .01           1.03     .01
  Net Income                          $ 1.26 $  .22          $1.15   $ .12

 Weighted Average Number of Common
 Shares Outstanding                    5,344  5,323          5,347   5,326






 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                  Six Months Ended April 30,

                                                              1995     1994
Operating Activities:
  Net income                                               $  6,746 $ 1,200
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                                2,364  1,978
  Recovery of investment in properties owned
         subject to financing leases                             788    722
  Minority interest in results of consolidated joint venture      --     (7)
  Gains on sales of properties                                (5,502)   (82)

  Changes in operating assets and liabilities:
   Increase in interest and rent receivable                     (297)   (591)
   Increase in accounts payable and accrued expenses             503      52
   (Increase) decrease in other assets and other
   liabilities, net                                              253    (561)

   Net Cash Provided by Operating Activities                   4,855    2,711

 Investing Activities:
  Acquisitions of properties owned                           (19,366) (25,158)
  Improvements to existing properties owned and
  deferred charges                                            (1,338)  (1,134)
  Proceeds from sale of properties, mortgage note receivable
    and investment in unconsolidated joint venture              3,533      705
  Payments received on mortgage notes receivable                   36       34
  Miscellaneous                                                    22       25

   Net Cash Used in Investing Activities                     (17,113) (25,528)

 Financing Activities:
  Proceeds from bank loan                                         --    5,000
  Proceeds from mortgage notes                                 11,250  18,000
  Dividends paid                                               (2,993) (2,876)
  Proceeds from sales of additional common shares                 129     167
  Payments on mortgage notes payable                             (201)   (150)

   Net Cash Provided by Financing Activities                    8,185  20,141

 Net (Decrease) In Cash and Cash Equivalents                   (4,073 )(2,676)
 Cash and Cash Equivalents at Beginning of Period               8,738   7,061

 Cash and Cash Equivalents at End of Period                   $ 4,665 $ 4,385



 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

                                           Common Shares
                                          (Distributions
                                      TreasuryIn Excess of
                      Outstanding IssuedShares,Accumulated
                           Number Amount at Cost  Net Income)   Total



Balances - October 31, 1993  5,320,106  $123,205  $(2,861)  $(27,648)  $92,696
 Net Income                                                    1,200     1,200


 Cash dividends declared ($.54 per share)                     (2,876)  (2,876)

 Sale of additional common shares under
 dividend reinvestment plan
 and stock option plan          11,789      167                           167

Balances - April 30, 1994   5,331,895  $123,372  $(2,861)   $(29,324)  $91,187

Balances - October 31,1994  5,341,696  $123,507  $(2,861)   $(32,165)  $88,481
 Net income                                                    6,746     6,746


 Cash dividends declared ($.56 per share)                     (2,993)  (2,993)

 Sale of additional common shares under
  dividend reinvestment plan    9,434      129                             129

Balances - April 30, 1995   5,351,130  $123,636   $(2,861)  $(28,412)  $92,363





The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HRE PROPERTIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), its wholly-owned subsidiary, and a joint venture in which the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated.
     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and six-month periods ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending October 31, 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report for the fiscal year ended October 31, 1994.

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

4. In December 1994, the Trust sold a participating mortgage note receivable which was collateralized by an office property for net proceeds of $3,750,000 which amount approximated the Trust's net carrying value of the asset at the time of sale. In fiscal
     1994, the Trust determined that the long-term outlook for the property had declined due, among other things, to significant tenant turnover. As a result, the Trust changed its investment strategy with respect to this asset and decided to offer the mortgage loan for sale.

5. Properties held for sale are carried at the lower of cost or fair value less estimated costs of disposal. A property is classified as held for sale upon determination by the Trustees that the property is to be sold. As of April 30, 1995, properties held for sale includes three additional industrial properties having a net carrying value of $3,730,000 and one retail property having a net carrying value of $869,000. At April 30, 1995 the Trust has entered into contracts to sell one of the industrial properties for a sale price of $3,220,000 and the retail property for a sale price of $7,500,000.

     During the second quarter of fiscal 1995, the Trust sold three industrial properties net leased to a single tenant for net proceeds of $9,827,000 resulting in recognition for financial reporting of gains on sales of the properties of $5,502,000.
     The sales were structured as tax-deferred exchanges under
     Section 1031 of the Internal Revenue Code and as a result, the proceeds from the sales are being held on deposit by an intermediary. Such deposits are reflected in the accompanying balance sheet at April 30,1995 as "Deposits held in Trust". The proceeds are expected to be used to complete the purchase of one or more replacement properties within six months of the sale transaction closing dates. In the event that the Trust does not complete the exchange of properties within the prescribed period the proceeds will be paid to the Trust and the gains on sales will be included in the Trust's taxable income for fiscal year 1995.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

     The Trust meets its liquidity requirements primarily by generating cash from the operations of its properties, sale of real estate investments and collection of principal and interest on its mortgage notes receivable. Payments of expenses related to real estate operations, capital improvement programs, debt service, management and professional fees and dividend requirements place demands on the Trust's liquidity.

     The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At April 30, 1995, the Trust had $4.7 million in cash and cash equivalents. The Trust also has available
$17 million in unsecured lines of credit with two major commercial banks. Long-term debt consisted of nine mortgage notes payable totalling
$57.4 million, of which $210,000 in principal payments are due during the balance of fiscal 1995. Current liabilities, including current installments of principal due on mortgage notes payable and short-term borrowings under credit lines, were approximately $6.6 million.
The credit lines are available to finance the acquisition, management or development of commercial real estate and a portion of such credit lines is available for working capital purposes.
The credit lines expire at various periods in 1995 and outstanding borrowings, if any, may be repaid from proceeds of additional debt financings or sales of properties. The Trust may also request that the time for repayment be extended by the banks. It is the Trust's intent to renew these credit lines as they expire in 1995.

     In fiscal 1994, the Trust determined that the long term economic prospects for an office building collateralized by a participating mortgage note receivable held by the Trust in the outstanding principal amount of $4,836,000 had declined. As a result, the Trust decided to offer the mortgage note for sale. In this connection, the Trust recorded a charge in the fourth quarter of fiscal 1994 of $1,086,000 to reflect the mortgage note at its net realizable value and in the Trust's first quarter of fiscal 1995, the mortgage note was sold for net proceeds of $3,750,000.

     The Trust has entered into contracts to sell one of its distribution and service properties with a net carrying amount at April 30, 1995 of $1.2 million for a sale price of approximately $3.22 million and a net leased retail property with a net carrying amount of $869,000 for a sale price of $7.5 million. The transactions are expected to close in fiscal
1995. The proceeds from such sales may be used to make additional real estate investments and/or reduce outstanding mortgage loan indebtedness or meet dividend distribution requirements.

     During the second quarter of fiscal 1995, the Trust sold three industrial properties net leased to a single tenant for net proceeds of $9,827,000 resulting in the recognition for financial reporting of gains on sales of the properties of $5,502,000. The sales were structured as tax-deferred exchanges under Section 1031 of the Internal Revenue Code and as a result, the proceeds from the sales are being held on deposit by an intermediary. Such deposits are reflected in the accompanying consolidated balance sheets at April 30,1995 as "Deposits held in Trust".
The proceeds are expected to be used to complete the purchase of one or more replacement properties within six months of the sale transaction closing dates. In the event that the Trust does not complete the exchange of properties within the prescribed period the proceeds will be paid to the Trust and the gains on sales will be included in the Trust's taxable income for fiscal year 1995.

     The Trust also expects to make additional real estate investments periodically. The funds for such investments may come from existing liquid assets, line of credit arrangements, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. In January 1995, the Trust acquired a 193,000 square foot shopping center located in Danbury, Connecticut.
The property was acquired at a purchase price of $19.25 million and funded through a first mortgage loan of $11.25 million and available cash. The first mortgage bears interest at 9.5% per annum and matures in five years. The Trust also invests in its existing properties and, during the first six months of fiscal 1995, spent approximately $1.3 million on its properties for capital improvements and leasing costs.


Funds from Operations

     The Trust defines "Funds from Operations" as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. The Trust believes the level of funds from operations to be an appropriate supplemental financial measure of its operating performance. Funds from Operations does not represent cash flows from operations as defined by generally accepted principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. The Trust considers recoveries of investment in properties owned subject to financing leases to be analogous to amortization for purposes of calculating
Funds from Operations. Funds from Operations for the three-month and six-month periods ended April 30, 1995 increased to $2,190,000 and $4,296,000 from $1,962,000 and $3,811,000, respectively, in the comparable periods in fiscal 1994. The improvement in Funds from Operations is primarily the result of the positive effect of the Trust's property acquisitions in fiscal 1995 and 1994, and additional leasing of previously vacant space at certain of the Trust's properties.

Results of Operations

Revenues

     Total revenues for the three-month and six-month periods ended April 30, 1995 were $5,606,000 and $10,775,000 compared to $4,885,000 and $9,247,000 for the similar periods in fiscal 1994.

     Operating lease revenues increased by $1,572,000 or 19.6% in the first six-months of fiscal 1995 compared to the prior year's period primarily from the additional rents of the Trust's retail properties located in Danbury, Connecticut and Meriden, Connecticut. The
Danbury, Connecticut property known as Danbury Square Shopping Center was acquired by the Trust in January, 1995 and the Meriden, Connecticut property known as Townline Shopping Center was acquired in December, 1993.
Rents from all retail properties increased 23.8% to $6,893,000 in the first six-months of fiscal 1995. Gross rents from office properties increased by $258,000 or 11% in the first six months of fiscal 1995 from the year ago period reflecting higher occupancy at the Trust's Denver Colorado office building where the Trust signed leases with new tenants totaling more than 60,000 square feet of space last year. All such tenants have taken occupancy of their leased space.

Expenses

Total operating expenses were $9,531,000 in the first six-months of fiscal 1995 compared to $8,129,000 for the same period last year.
The largest operating expense category is property expenses of the Trust's properties. Property expenses totalled $3,855,000 for the first six months of fiscal 1995, compared to $3,638,000 for the same period in 1994. Expenses for properties owned in both fiscal 1995 and 1994 decreased by 1.7% while expenses for properties acquired in fiscal 1995 and 1994 contributed additional expenses of $578,000 for the first six months of fiscal 1995.

Interest expense rose to $2,512,000 for the first six-months of fiscal 1995 from the addition of three mortgage notes payable totaling $33.7 million obtained in fiscal 1994 and early fiscal 1995. The mortgage notes are at annual fixed interest rates ranging from 7.5% to 9.75%.
Interest on outstanding borrowings under the Trust's lines of credit are tied to the prime rate or LIBOR and increased to 8.4375% at April 30, 1995 from 6 3/8% the year ago period. At April 30, 1995 and 1994, the Trust had outstanding borrowings of $5,000,000 under such lines of credit.

Depreciation and amortization increased to $2,329,000 in the first six-months of fiscal 1995 from $1,940,000 for the same period in fiscal 1994 principally from the acquisition of three properties at an aggregate cost of $45.2 million in fiscal 1994 and 1995, and capital expenditures for tenant improvements and deferred charges of $3.1 million during the same periods.

                   PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)
The date of the Annual Meeting was March 15, 1995 (which meeting was recessed until April 5, 1995)

(b)
Shareholders voted on the following proposal:

"To approve amendments to the Registrant's Declaration of Trust to provide for an increase in the shareholder vote required in connection with the removal of a Trustee".

2,774,151 common shares were voted in the affirmative; 1,359,497 common shares were voted against and; 98,639 common shares abstained in vote.


Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the three-month period ended April 30, 1995.

Exhibits

Articles of Incorporation

Fourth Amended and Restated Declaration of Trust of the Trust, as amended, to date.


                       S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HRE PROPERTIES
                            (Registrant)


                           By:                 /s/
                           James R. Moore
                           Senior Vice President/
                           Chief Financial Officer
                           (Principal Financial Officer
                            and Principal Accounting Officer)


                           By:                /s/
                           Charles J. Urstadt
                           Chairman, President and
                           Chief Executive Officer


Dated : June 14, 1995


                        Hubbard Real Estate Investments










                          Fourth Amended and Restated

                              Declaration of Trust










                              Dated April 9, 1974




      (Amending and Restating the Declaration of Trust dated July 7, 1969, as Amended and Restated as of July 29, 1969, October 2, 1969 and
         October 31, 1969 and as further amended as of March 30, 1971)

                       HUBBARD REAL ESTATE INVESTMENTS
          Index to Fourth Amended and Restated Declaration of Trust



                                                                                                             PAGE(S)
                                                                                                            ---------

PREAMBLE

ARTICLE 1--Name, etc.
  SECTION 1.1.                      Name                                                                       2
  SECTION 1.2.                      Title to Property                                                          2
  SECTION 1.3.                      Trust Only                                                                 2
  SECTION 1.4.                      Location of Offices                                                        2

ARTICLE 2--Trustees and Officers.
  SECTION 2.1.                      Number of Trustees                                                         2
  SECTION 2.2                       Term of Office; Election and Qualification                                 3
  SECTION 2.3.                      Resignation and Removal                                                    3
  SECTION 2.4.                      Vacancies                                                                  3
  SECTION 2.5.                      Officers and Agents                                                        3
  SECTION 2.6.                      By-Laws                                                                    4
  SECTION 2.7.                      Meetings of Trustees; Action by Trustees                                   4
  SECTION 2.8.                      Notice of Meeting; Waiver of Notice                                        4
  SECTION 2.9.                      Quorum; Action by Trustees at Meetings                                     4
  SECTION 2.10.                     Action by Unanimous Written Consent                                        4
  SECTION 2.11.                     Delegation of Powers of One or More Trustees; Execution of Instruments     5
  SECTION 2.12.                     Committees                                                                 5
  SECTION 2.13.                     Reports                                                                    5
  SECTION 2.14.                     Board of Consultants                                                       5
  SECTION 2.15.                     Ownership by Trustees, etc. of Securities of the Trust                     5

ARTICLE 3--Powers of the Trustees.
  SECTION 3.1.                      Absolute and Exclusive Power                                               6
  SECTION 3.2.                      Investments, etc.                                                          6
  SECTION 3.3.                      Powers With Respect to Real Property                                       6
  SECTION 3.4.                      Powers With Respect to Other Property                                      7
  SECTION 3.5.                      Title to Trust Property                                                    7
  SECTION 3.6.                      Borrowings                                                                 7
  SECTION 3.7.                      Issuance of Securities of the Trust                                        7
  SECTION 3.8.                      Exercise Powers of Ownership, etc.                                         8
  SECTION 3.9.                      Delegation of Powers                                                       8
  SECTION 3.10.                     Miscellaneous Administrative Powers                                        8
  SECTION 3.11.                     Payment of Debts and Expenses; Power to Employ or Contract                 8
  SECTION 3.12.                     Endorsements and Guaranties, etc.                                          9
  SECTION 3.13.                     Depositaries                                                               9
  SECTION 3.14.                     Discretion in Classification and in Accounting Treatment                   9
  SECTION 3.15.                     Valuation, etc.                                                            9
  SECTION 3.16.                     Fiscal Year and Method of Accounting                                       9
  SECTION 3.17.                     Dividends                                                                  9
  SECTION 3.18.                     Payment of Taxes, etc.                                                     9
  SECTION 3.19.                     Seal                                                                       9
  SECTION 3.20.                     Conditions of Being FHA Approved Mortgagee                                 10
  SECTION 3.21.                     Loans                                                                      10
  SECTION 3.22.                     Insurance                                                                  10
  SECTION 3.23.                     Transactions with Trustees, etc.                                           10
  SECTION 3.24.                     Acting as Principal or Agent; Participations with Others                   11
  SECTION 3.25.                     Charitable Contributions                                                   11
  SECTION 3.26.                     Indemnification                                                            11
  SECTION 3.27.                     Powers not Enumerated, etc.                                                11


                                                                                                           PAGE(S)
                                                                                                          ---------

ARTICLE 4--Investment Policy.
  SECTION 4.1.                      Definitions                                                                11
  SECTION 4.2.                      Ownership of Income Producing Real Property                                13
  SECTION 4.3.                      Financing in Connection with Expected Ownership of Real Property           13
  SECTION 4.4.                      Additional Investments                                                     13
  SECTION 4.5.                      Interim Use of Proceeds                                                    14
  SECTION 4.6.                      Prohibited Investments and Activities                                      14
  SECTION 4.7.                      Combination of Permitted Investments                                       15
  SECTION 4.8.                      Exercise of Powers under Article 3                                         15
  SECTION 4.9.                      Obligor's Default                                                          15
  SECTION 4.10.                     Specifically Permitted Investments                                         15

ARTICLE 5--Limitations of Liability
of Shareholders, Trustees and Others.
  SECTION 5.1.                      No Personal Liability of Shareholders, Trustees, etc. .                    15
  SECTION 5.2.                      Non-Liability of Trustees, etc.                                            16
  SECTION 5.3.                      Mandatory Indemnification                                                  16
  SECTION 5.4.                      No Bond Required of Trustees                                               16
  SECTION 5.5.                      No Duty of Investigation; Notice in Trust Instruments, etc.                16
  SECTION 5.6.                      Reliance on Experts, etc.                                                  17

ARTICLE 6--Shares of Beneficial
Interest.
  SECTION 6.1.                      Description of Shares                                                      17
  SECTION 6.2.                      Common Shares                                                              17
  SECTION 6.3.                      Preferred Shares                                                           17
  SECTION 6.4.                      Trust Only                                                                 19
  SECTION 6.5.                      Share Certificates                                                         19
  SECTION 6.6.                      Issuance of Shares                                                         19
  SECTION 6.7.                      Register of Shares                                                         20
  SECTION 6.8.                      Transfer Agent and Registrar                                               20
  SECTION 6.9.                      Transfer of Shares                                                         20
  SECTION 6.10.                     Shareholders of Record by Operation of Law                                 20
  SECTION 6.11.                     Joint Ownership                                                            21
  SECTION 6.12.                     No Obligation with Respect to Other Instruments                            21
  SECTION 6.13.                     Loss, etc. of Certificate                                                  21
  SECTION 6.14.                     Distributions to Shareholders                                              21
  SECTION 6.15.                     Statement of Source of Funds                                               21
  SECTION 6.16.                     Notices                                                                    22
  SECTION 6.17.                     Purchase of Shares by the Trust; Treasury Shares                           22
  SECTION 6.18.                     Purchase, etc. of Shares by Trustees                                       22
  SECTION 6.19.                     Redemption of Shares; Disclosure of Holding                                22
  SECTION 6.20.                     Warrants                                                                   22
  SECTION 6.21.                     Issuance of Units                                                          23
  SECTION 6.22.                     Limitation of Pre-emptive Rights                                           23
  SECTION 6.23.                     Dividend Investment Plan                                                   23


                                                                                                             PAGE(S)
                                                                                                           ---------

ARTICLE 7--Shareholders.
  SECTION 7.1.                      Ownership of Trust Property                                                23
  SECTION 7.2.                      Shares Deemed Personal Property                                            24
  SECTION 7.3.                      Meetings                                                                   24
  SECTION 7.4.                      Notice of Meeting                                                          24
  SECTION 7.5.                      Quorum                                                                     24
  SECTION 7.6.                      Type of Shareholder Action Binding on Trustees                             24
  SECTION 7.7.                      Fixing Date For Determination of Shareholders of Record                    25
  SECTION 7.8.                      Proxies; Voting                                                            25
  SECTION 7.9.                      Shareholder Action By Unanimous Written Consent                            25
  SECTION 7.10.                     Inspection of Records                                                      25

ARTICLE 8--Adviser.
  SECTION 8.1.                      Adviser                                                                    25
  SECTION 8.2.                      Advisory Contract                                                          26
  SECTION 8.3.                      Relationship With Trustees                                                 26
  SECTION 8.4.                      Other Activities of the Adviser                                            26
  SECTION 8.5.                      Increase of Adviser's Fee                                                  27

ARTICLE 9--Compliance with
Provisions of Internal Revenue
Code.
 SECTION 9.1.                       Compliance With Provisions of Internal Revenue Code                        27

ARTICLE 10--Amendment or
Termination of Trust.
  SECTION 10.1.                     Amendments or Termination                                                  27
  SECTION 10.2.                     Termination or Amendment by Trustees Prior to First Offering               27
  SECTION 10.3.                     Powers of Trustees Upon Termination                                        27
  SECTION 10.4.                     Power to Effect Reorganization                                             28
  SECTION 10.5.                     Limitation on Shareholder Rights                                           28
  SECTION 10.6.                     Class Voting Rights of Preferred Shares                                    29

ARTICLE 11--Miscellaneous.
  SECTION 11.1.                     Governing Law; Filing                                                      29
  SECTION 11.2.                     Counterparts                                                               30
  SECTION 11.3.                     Conclusive Evidence                                                        30
  SECTION 11.4.                     Construction of Terms Used                                                 30

ARTICLE 12--Duration of Trust.



                             INDEX TO DEFINITIONS

                                                     SECTION
                                                   -----------

"Adviser" .......................................      8.1.
"Annual Meeting" ................................      7.3.
"Annual Report" .................................     2.13.
"Appraisal" .....................................      4.1.
"Board of Consultants" ..........................     2.14.
"Common Shares" .................................      6.1.
"Construction Loans" ............................      4.1.
"Conventional Loans" ............................      4.1.
"Declaration of Trust" ..........................    Preamble
"Development Loans" .............................      4.1.
"Executive Committee" ...........................     2.12.
"FHA" ...........................................      4.1.
"FHA Loans" .....................................      4.1.
"First Mortgage" ................................      4.1.
"First Mortgage Loans" ..........................      4.1.
"Hubbard Real Estate Investments" ...............      1.1.
"Independent Contractor" ........................     3.23.
"Individual" ....................................     6.19.
"Internal Revenue Code" .........................    Preamble
"Junior Mortgage" ...............................      4.1.
"Junior Mortgage Loans" .........................      4.1.
"Majority of Trustees" ..........................      2.1.
"Mortgage Loans" ................................      4.1.
"Mortgages" .....................................      4.1.
"Ownership" .....................................     6.19.
"Person" ........................................      3.1.
"Preferred Shares" ..............................      6.1.
"President" .....................................      2.5.
"Real Estate Investment Trust" ..................    Preamble
"Real Property" .................................      4.1.
"REIT Provisions of the Internal Revenue Code"  .    Preamble
"Secretary" .....................................      2.5.
"Securities" ....................................      4.1.
"Securities of the Trust" .......................      4.1.
"Shareholders" ..................................      6.1.
"Shares" ........................................      6.1.
"Special Meeting" ...............................      7.3.
"Total Assets of the Trust Estate" ..............      4.1.
"Treasurer" .....................................     2.15.
"Trust" .........................................      1.1.
"Trustee" .......................................      2.1.
"Trust Estate" ..................................      4.1.
"Trust Property" ................................      4.1.
"Two-Thirds of Trustees" ........................      2.1.
"VA" ............................................      4.1.
"VA Loans" ......................................      4.1.
"Warrants" ......................................     6.20.

                          FOURTH AMENDED AND RESTATED
                              DECLARATION OF TRUST

                              --------------------

                        HUBBARD REAL ESTATE INVESTMENTS

                              --------------------

   The undersigned,  a Trustee of Hubbard Real Estate Investments (the "Trust"), hereby  certifies  pursuant to Section  11.3 of the Third  Amended and  Restated Declaration of Trust,  as amended by the Amendment dated March 30, 1971, that at a meeting of  shareholders of the Trust duly called and held on April 9, 1974 in accordance  with such Third  Amended and
Restated  Declaration  of Trust,  as so amended,  at which a quorum of shareholders  was present and voting  throughout, the holders of not less than two-thirds of the outstanding  shares of beneficial interest of the Trust vote that such Third
Amended and Restated  Declaration  of Trust, as theretofore amended, be amended in certain respects and authorized the filing with Secretary of The  Commonwealth of  Massachusetts of a Fourth Amended
and Restated  Declaration of Trust  restating in a single  instrument such Third
Amended and Restated  Declaration of Trust as theretofore amended and as amended at such meeting,  and (ii) further  certifies  that the present  Trustees of the
Trust, at a meeting duly called and held on April 9, 1974, at which a quorum was present and voting throughout, by vote of majority of the Trustees present, duly authorized the filing of this instrument with the Secretary of The  Commonwealth of Massachusetts restating such Third Amended and Restated Declaration of Trust, as so amended, in its entirety to read as follows:

   THIS FOURTH  AMENDED AND RESTATED  DECLARATION  OF TRUST made this 9th day of
April, 1974.

   This instrument  amends and restates the Declaration of Trust made as of July
7, 1969,  by the Trustees  named  therein,  as amended and restated by the First
Amended and Restated Declaration of Trust dated as of July 29, 1969, and as amended and restated by the Second Amended and Restated Declaration of Trust dated as of October 2, 1969, and as amended and restated by the Third Amended and Restated Declaration of Trust dated as of October 31, 1969, and as further amended by the Amendment dated March 30, 1971, which Declaration of Trust as so amended is hereby amended and restated in its entirety pursuant to Section 10.1 thereof to read as hereinafter provided.

   The Trustees desire to form a trust for the principal purpose of investing in Real Property and interests therein.

   The Trustees desire that such Trust qualify as a "real estate investment trust" under the provisions of Sections 856, 857, and 858 of the Internal
Revenue Code of 1954, as from time to time amended, and successor Sections thereto, and the Regulations issued thereunder (hereinafter in this Declaration of Trust a real estate investment trust as so qualified is referred to as a "Real Estate Investment Trust" and said Code and Regulations and said Sections and Regulations issued thereunder as amended to the time in question and any successor Sections thereto, are referred to as the "Internal Revenue Code" and the "REIT Provisions of the Internal Revenue Code", respectively).

   The Trustees as trustees may hereafter require, hold, manage, and dispose of certain assets and divide the gains therefrom, in the manner hereinafter stated.

   It is proposed that the beneficial interest in the Trust shall be divided into transferable shares of such class or classes as shall from time to time be established, and evidenced by certificates therefor, as hereinafter provided.

   THEREFORE, the Trustees hereby declare that they will hold all property of every type and description which they are acquiring or may hereafter acquire as such Trustees, together with the proceeds thereof, in trust, to manage and dispose of the same for the benefit of the holders from time to time of the Shares being issued and to be issued and to be issued hereunder and in the manner and subject to the stipulations contained herein, which are:

                                  ARTICLE 1.
                                  NAME, ETC.

   SECTION 1.1. Name. The trust created by this Declaration of Trust is herein referred to as the "Trust" and shall be known by the name "Hubbard Real Estate
Investments"; so far as may be practicable, legal and convenient, the affairs of the Trust shall be conducted and transacted under such name, which name (and the word "Trust" whenever used in this Declaration of Trust, except when the context otherwise requires) shall refer to the Trustees as trustees and not individually or personally and shall not refer to the beneficiaries or Shareholders of the Trust, or to any officers, employees, or agents of the Trust or of such Trustees. Under circumstances in which the Trustees determine that the use of the name "Hubbard Real Estate Investments" is not practicable, legal or convenient, they may as appropriate use their names with suitable reference to their trustee status, or some other suitable designation, or they may adopt another name under which the Trust may hold property or operate in any state, which name shall not refer to the beneficiaries or Shareholders of the Trust, or any officers, employees, or agents of the Trust or of such Trustees.

   If  Hubbard,   Westervelt  &  Mottelay,   Inc.,  or  any  successor  of  such
corporation,  shall cease, for any reason,  to render for the Trust the services of Adviser,  as defined in Section 8.1  hereof,  to be rendered  pursuant to the contract referred to in Section 8.2 hereof, and any renewal or extension of such contract,  then the Trustees shall,  upon request of said Hubbard,  Westervelt &
Mottelay,  Inc.  or its  successor  and  without  any  vote  or  consent  of the
Shareholders being required,  promptly amend this Declaration of Trust to change its name to one which does not include "Hubbard" or any approximation thereof.

   SECTION 1.2. Title to Property. Legal title to all of the Trust Property shall be transferred to, vested in, and held by the Trustees, as joint tenants with right survivorship as Trustees of this Trust, except as provided in Section
3.5. Where legal title is  transferred  (whether to or by the Trust) in the name
Hubbard Real Estate Investments, such name shall be deemed to refer to the Trustee as aforesaid.

   SECTION 1.3. Trust Only. The Trust shall be of the type commonly termed a Massachusetts business trust and shall not be a general partnership, limited partnership, joint stock association, or corporation. The Shareholders shall be beneficiaries and their relationship to the Trustees shall be solely in that capacity in accordance with the rights conferred upon them hereunder. Neither the Trustees nor the Shareholders, nor any of them, shall for any purpose be, or be deemed to be, partners or members of a joint stock association.

   SECTION 1.4. Location of Offices. The principal office of the Trust in Massachusetts shall be in Boston, Massachusetts, unless changed by the Trustees to another location in Massachusetts. The Trust shall have such other offices or places of business within or without The Commonwealth of Massachusetts as the Trustees may from time to time determine.

                                  ARTICLE 2.
                            TRUSTEES AND OFFICERS.

   SECTION 2.1.  Number of Trustees.  The  signatories  to this  Declaration  of
Trust, so long as they shall continue in office in accordance with the terms hereof, and all other persons who at the time in question have been duly elected or appointed and have qualified as trustees in accordance with the provisions hereof and are then in office, are herein referred to as the "Trustees", and reference in this Declaration of Trust to a Trustee or Trustees shall refer to such person or persons in their capacity as Trustees hereunder. Subject to the provisions of any series of Preferred Shares at the time outstanding, there shall be no less than three (3) nor more than fifteen (15) Trustees. Subject to any such provisions, within the foregoing limitations, the number of Trustees may be altered from time to time by vote of a Majority of the Trustees. Whenever a vacancy in the number of Trustees shall occur, until such vacancy is filled as provided in Section 2.4, the Trustee or Trustees continuing in office regardless of their number shall have all the powers granted to the Trustees and shall discharge all the duties imposed upon the Trustees by this Declaration of Trust.
The terms "Two-thirds of the Trustees" and "Majority of the Trustees" whenever used herein shall mean two-thirds and more than one-half, respectively, of the total number of Trustees then in office when three or more Trustees are then in office, and shall mean one Trustee if only one Trustee is at the time in office, and shall mean both Trustees if only two Trustees are at the time in office.

   SECTION 2.2. Term of Office; Election and Qualification. Subject to the provisions of Sections 2.3 and 2.4, each Trustee shall hold office until the expiration of his term and until the election and qualification of his successor. The persons who have executed the original Declaration of Trust are the original Trustees and the term of each of them and of each Trustee appointed prior to the First Annual Meeting of Shareholders shall expire at such Annual
Meeting of Shareholders and upon the election and qualification of his successor. Except as otherwise required by the provisions of any series of Preferred Shares at the time outstanding, thereafter, the term of each Trustee shall expire at the Annual Meeting of Shareholders held in the year following the election of such Trustee and upon the election and qualification of his successor. Trustees may succeed themselves in office. Except as otherwise required by the provisions of any series of Preferred Shares at the time outstanding, the election of Trustees at any meeting of Shareholders shall be by the affirmative vote of the holders of majority of the Shares present in person or by proxy at such meeting and then entitled to vote in the election of Trustees. A Trustee shall be an individual at least twenty-one (21) years of age who is not under a legal disability. Such individual shall qualify as a Trustee by signing this Declaration of Trust, as amended to the time in question, or by agreeing in writing to be bound by the terms of this Declaration of Trust, as so amended. Trustees continuing in office by re-election or re-appointment need not requalify as Trustees. Trustees may but need not own Shares.

   SECTION 2.3. Resignation and Removal. Any Trustee may resign his trusteeship by instrument in writing signed by him and delivered or mailed to the President or Secretary, and such resignation shall take effect immediately on receipt by the President or Secretary or at a later date according to the terms of the instrument. Subject to the provisions of any series of Preferred Shares at the time outstanding, the Shareholders, by action of the holders of a majority of the Shares then outstanding and entitled to vote in the election of Trustees
(which action shall be taken only by vote at a meeting called for the purpose in accordance with Section 7.3), may remove any Trustee with or without cause.

   SECTION 2.4. Vacancies. The term of office of a Trustee shall terminate and a vacancy shall occur in the event of the bankruptcy, adjudicated incompetence, death, resignation or removal (pursuant to Section 2.3) of a Trustee. No such vacancy shall operate to annul the Trust or to revoke any existing agency created pursuant to the terms of this Declaration of Trust. Subject to the provisions of any series of Preferred Shares at the time outstanding, vacancies in the office of Trustee, including a vacancy resulting from an increase in the number of Trustees, may be filled by a written appointment signed by a Majority of the Trustees. Upon such appointment and the qualification of such Trustee, the Trust Property shall vest in the new Trustee jointly with the continuing or surviving Trustees without the necessity of any further act or conveyance.

   SECTION  2.5.  Officers  and Agents.  The  Trustees  shall  annually  elect a
President, who shall be the principal executive officer of the Trust, and a Treasurer and a Secretary. The President, Treasurer and Secretary shall serve until the first meeting of Trustees after then next Annual Meeting of Shareholders and until their successors are elected and qualified or until their sooner resignation or removal, with or without cause, by the affirmative vote of a Majority of Trustees. The President shall be and the Treasurer and Secretary may, but need not, be a Trustee. The Trustees may elect or appoint, from among their number or otherwise, such other officers or agents, who shall have such powers, duties and responsibilities, as to the Trustees may seem advisable, and who shall hold office for such periods as may be determined by the Trustees or by the by-laws. The Trustees shall fix the compensation of all officers, may receive reasonable compensation fixed by the Trustees in good faith for their general services as Trustees and officers hereunder, and may pay themselves or any one or more of themselves such compensation for special services, legal or otherwise, as they in good faith may deem reasonable.

   Any person may hold two or more offices.

   SECTION 2.6. By-Laws. A Majority of the Trustees may adopt and from to time to time amend or repeal by-laws for the conduct of the business of the of the Trust, and in such by-laws may define the duties of their officers, employees, agents and representatives.

   SECTION  2.7.  Meetings  of  Trustees;  Action by  Trustees.  Meetings of the
Trustees may be held from time to time upon call by the President, the Secretary or any two Trustees. Meetings of the Trustees shall be held within or without The Commonwealth of Massachusetts at such place as may be specified in or determined in accordance with the by-laws and the notice of a meeting shall state the place, as well as the time thereof.

   Unless otherwise restricted by the by-laws, all or any one or more Trustees may participate in a meeting of the Trustees or any committee thereof by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and participation in a meeting pursuant to such communications shall constitute presence in person at such meeting.

   SECTION 2.8. Notice of Meeting; Waiver of Notice. Notice of a meeting shall be given by mail or by telegram or delivered personally. If notice is given by mail, it shall be mailed not later than the third business day preceding the meeting (excluding from such computation the day of the meeting itself) and if given by telegram or personal delivery such telegram shall be sent or delivery made not later than the business day preceding the meeting.

   Notice of a meeting of Trustees may be waived before or after such meeting by signed written waivers. Not notice need be given of action taken by unanimous written consent. The attendance of a Trustee at a meeting shall constitute a waiver of notice of such meeting except where a Trustee attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting has not been lawfully called or convened.

   SECTION  2.9.  Quorum;  Action by  Trustees  at  Meetings.  A Majority of the
Trustees shall constitute a quorum for the transaction of business at any meeting of the Trustees but if less than such Majority is present at a meeting, a majority of the Trustees present may adjourn the meeting from time to time without further notice. The act of the majority of the Trustees present at a meeting at which a quorum is present shall be the act of the Trustees and shall have the same effect as if assented to by all except that any action which by the terms of any provision of this Declaration of Trust other than this Section
2.9 is required to be taken by a Majority of the Trustees or by Two-thirds, of the Trustees shall require the affirmative vote of such Majority or Two-thirds, as the case may be, and thereupon shall constitute the act of the act of the Trustees and shall have the same effect as if assented to by all.

   SECTION 2.10. Action by Unanimous Written Consent. Except as otherwise authorized by this Declaration of Trust, any action which could be taken by the Trustees only at a meeting may be taken without a meeting only if all the Trustees consent to the action in writing and the written consents are filed with the records of the meetings of Trustees. Such consents shall be deemed for all purposes to be action taken at a meeting.

   SECTION  2.11.  Delegation  of Powers of One or More  Trustees;  Execution of
Instruments.  Subject to their ultimate responsibilities as set forth in Section
8.1, the Trustees may delegate from time to time to such one or more of their number, or to such one or more officers or agents, the doing of such things and the execution of such deeds or other instruments either in the names of the Trustees or as their attorney or attorneys or otherwise as the Trustees may from time to time deem expedient.

   Any deed, mortgage, evidence of indebtedness or other instrument or agreement executed by one or more of the Trustees, officers of agents of the Trust, shall be valid and binding upon the Trustees and the Trust when authorized or ratified
(pursuant to specific or general authorization or ratification) at a meeting or by written authorization or ratification without a meeting in accordance with the provisions of Section 2.9 and Section 2.10.

   SECTION 2.12. Committees. The Trustees, by vote of a Majority of Trustees, may appoint from among their own number committees, including an Executive
Committee of two or more persons to whom the Trustees may delegate such of the powers herein given to the Trustees as that may deem expedient, except that powers requiring the vote of a Majority or Two-thirds of the Trustees may not be so delegated.

   SECTION 2.13. Reports. With respect to fiscal years commencing with the first full fiscal year of the Trust, the Trustees shall cause to be prepared and mailed to each Shareholder, within 120 days after the end of every fiscal year, an annual report of the affairs of the Trust, including a statement of the income and expenses of the Trust based on the books of account of the Trust. If, in the opinion of the Trustees, such statement fails to meet the requirements of any governmental authority or agency having jurisdiction over the Trust, or of any securities exchange on which the Shares are listed or to be listed , the Trustees shall in addition include in such annual report a statement of income and expenses which will, in their sole discretion, meet such requirements. Such annual report shall also contain a balance sheet and statement of surplus, both as of the end of the fiscal year consistent with either of such statements of income and expenses, as determined by the Trustees. Such annual report shall also include an opinion on the financial statements of an independent certified accountant or independent public accountant based on an examination of the books and records of the Trust not materially limited in scope made in accordance with generally accepted auditing standards and procedures. In addition, commencing after the close of the first full quarter of the first full fiscal year of the Trust, the Trustees shall mail to the Shareholders within 60 days after the close of that quarter and of each quarter thereafter (or as soon thereafter as may be practicable), other than the end of the fiscal year, an interim report containing a summary statement of income and expenses of the trust for such fiscal quarter, which a may be unaudited, and such other pertinent information regarding the trust and its activities in the quarter covered by the report as the trustees may deem appropriate.

   SECTION 2.14. Board of Consultants. The trustees may appoint a Board of Consultants to provide the Trustees with such advice as they may request in the performance of their duties as Trustees. Members of such Board of Consultants shall be appointed in any number and shall be removed by the vote of a Majority of the Trustees, and shall meet at such time and place as may be determined from time to time by the Trustees or the by-laws. The Board of Consultants shall have no power or authority over the Trust. Members of the Board of Consultants may be reasonably compensated for their services by the Trustees.

   SECTION 2.15.  Ownership by Trustees,  etc. of  Securities of the Trust.  Any
Trustee,  officer or agent may on his personal  account  acquire,  hold and sell
Securities of the Trust either in his individual name, or in a fiduciary capacity or jointly with other persons, or as a member of a firm or association or otherwise, without being thereby disqualified as a Trustee, officer or agent, and while so holding any such Securities of the Trust on his personal account shall be entitled to the same rights and privileges as other holders thereof.
Without  limiting the foregoing,  but subject to any applicable  requirements of
Section 3.23, any Person, including any Person specified in Section 3.23, may purchase as underwriter Securities of the Trust.


                                  ARTICLE 3.
                           POWERS OF THE TRUSTEES.

   SECTION 3.1. Absolute and Exclusive Power. The Trustees, subject only to the specific limitations expressly stated in this Declaration of Trust, shall have, without other or further authorization, continuing full, absolute and exclusive power, control and authority over and management of the Trust Property and of the affairs of the Trust, to the same extent as if the Trustees were the sole owners of such property and the sole persons interested in such Trust in their own right. Such powers of the Trustees may be exercised only on behalf of or for the advantage of the Trust; and all payments or reimbursements made by the Trustees shall be made only from Trust Property. Such powers of the Trustees may be exercised without the necessity of applying to any court or to the Shareholders for leave to do so. No Person (the word "Person" whenever used in this Declaration of Trust, except where the context otherwise requires, being deemed to mean any individual, individuals, association, trust, partnership, corporation, or other entity) shall in any event be bound to see to the application of any money or property paid to or delivered to the Trustees or their authorized representative. In the exercise of the powers given by this
Article 3, the Trustees shall not be limited to obligations maturing before the possible termination of the Trust. The Trustees shall not be bound or limited by any law now or hereafter in force limiting the investments of trustees or other fiduciaries, but they shall have full authority and power to make any and all investments, within the limitations of this Article 3 and Article 4 that they, in their absolute discretion, shall deem proper in order to accomplish the purposes of this Trust, all to such extent as to them shall seem proper, even though such investments shall investments shall be of a character or in an amount not customarily considered proper for the investment of trust funds or which do not or may not produce income. The Trustees shall have power to enter into commitments to make any investment, purchase or acquisition authorized by this Article 3. Without restricting or limiting the generality of the foregoing, such powers of the Trustees shall include among others the powers enumerated in the ensuing Sections of this Article 3.

   The exercise of the powers of the Trustees in this Article 3 shall be subject at all times to the investment policy set forth in Article 4 hereof.

   SECTION  3.2.  Investments,  etc.  The  Trustees  shall have power,  for such consideration  as they may deem  proper,  to invest in,  purchase  or  otherwise acquire, for cash or other property or through the issuance of Securities of the
Trust or for other  consideration,  and hold for  investment,  the entire or any participating  interest  in real,  personal or mixed,  tangible  or  intangible,
property  (including  stocks,   bonds,   debentures,   notes,   certificates  of
indebtedness and securities of every nature) and obligations secured thereby and interests therein and rights thereto, including, without limiting the generality of the foregoing,  the entire or any participating  interest in notes,  bonds or other obligations  secured by Mortgages or other interests in Real Property.  In connection with any such investment, purchase or acquisition, the Trustees shall have the power to  acquire a share of rents,  lease  payments,  or other  income from,  or a share of the profits  from, or a share in the equity or ownership of
Real Property. The Trustees shall also have power invest in loans secured by the pledge or transfer of mortgage obligations.

   SECTION 3.3. Powers With Respect to Real Property. Without limiting the powers expressed in Section 3.2, the Trustees shall have the power to (a) acquire, construct, hold, own, manage, subdivide, improve, develop, alter, tear down, lease from or to others (including building leases, part of the consideration for which is the building on or adding to the premises by the lessee) for terms which may extend beyond the possible termination of the Trust, or otherwise deal in Real Property of any type and description, including any type of interest therein or right pertaining thereto, wherever situated in the United States or any territory or possession thereof or in Canada; and

   (b) to sell, exchange, or otherwise dispose of, or grant participations in, any Real Property or interest therein at any time held or acquired hereunder, free and clear from any and all trusts, at public or private sale, for cash or on terms, without advertisement, and subject to such restrictions, stipulations, agreements and reservations as they shall deem proper, including the power to take back mortgages to secure the whole or any part of the purchase price of any of the Trust Property sold or transferred by them, and to execute and deliver any deed, or other instrument in connection with the foregoing; and

   (c) to grant easements,  give consents,  and make contracts  relating to Real
Property or its use; and

   (d) to release or dedicate any interest in Real Property.

   SECTION 3.4. Powers With Respect to Other Property. Without limiting the powers expressed in Section 3.2 the Trustees shall have with respect to all types of property, real, personal or mixed, tangible or intangible or any interest therein the powers set forth in Section 3. 3 with respect to Real
Property.

   SECTION 3.5. Title to Trust Property. The Trustees shall have the power to cause legal title to any Trust Property to be held in the name of one or more of the Trustees, or any other person as nominee, on such terms, in such manner, and with such powers as the Trustees may determine, provided that the interest of the Trust is appropriately protected. The Trustees shall have the power to hold securities in bearer form. In furtherance of the forgoing provisions of this Section, the Trustees may form for the purposes of furthering the interests of the Trust, a corporation, partnership, trust or other business association, owned by the Trustees or by their nominees, for the purpose of holding title to the property of the Trust or managing the property of the Trust.

   SECTION 3.6. Borrowings. The Trustees shall have power to borrow or in any other manner raise such sum or sums of money or other property as they shall deem advisable in any manner and on any terms and to evidence the same by notes, debentures, bonds or other evidences of indebtedness of the Trust, subordinated or otherwise, which may mature at any time or times even beyond the possible termination of the Trust, to reacquire such evidences of indebtedness, to enter into other contracts on behalf of the Trust, to reacquire such evidences of indebtedness, to enter into other contracts on behalf of the Trust, and to execute and deliver any Mortgage, pledge or other instrument to secure any such indebtedness or other obligations or contracts. Subject to the provisions of any series of Preferred Shares at the time outstanding, any such notes, debentures, bonds, instruments or other evidences of indebtedness of the Trust may, at the discretion of the Trustees, without vote of the Shareholders, be convertible into Shares of any class or series at such time and on such terms as the Trustees may prescribed.

   SECTION 3.7. Issuance of Securities of the Trust. Subject to the provisions of any series of Preferred Shares at the time outstanding, the trustees shall have power to issue any type of Securities of the Trust, without vote of or other action by the Shareholders, to such Persons (except to the extent provided in Section 6.22) for such cash, property or other consideration (including
Securities issued or created by, or interests in any Person) at such time or times and on such terms as the Trustees may deem advisable (provided, however, except as may be provided in the resolutions governing any series of Preferred
Shares and except in connection with a dividend investment plan generally available to all holders of Common Shares, the purchase price for Shares purchased through exercise of Warrants, rights or options shall be not less than the fair market value of such Shares (determined in the manner provided in Section 6.19) on the date of, or prior to, the issuance of such Warrants, rights or options fixed by the trustees for such determination) and to list any of the foregoing Securities of the Trust on any securities exchange and to purchase or otherwise acquire, hold, cancel, reissue, sell and transfer any such Securities of the Trust. The Trustees may authorize the use facsimile signatures and/or a facsimile seal of the Trust on Securities of the Trust, provided that where facsimile signatures are so used, one of the authorized signatures be manual or the Security be manually countersigned or authenticated by an authenticating agent or trustee or similar Person. In case any Person who shall have signed (or whose facsimile signature shall appear on) Securities of the Trust shall have ceased to occupy the office or perform the function with respect to which such signature was authorized before such Securities shall have been actually issued, such Securities may nevertheless be issued with the same effect as though such Person had not ceased to occupy such office or perform such function.

   SECTION 3.8. Exercise Powers of Ownership, etc. The Trustees shall have power to exercise all the rights, powers and privileges appertaining to the ownership of all or any Securities forming part of the Trust Property to the same extent that an individual might, and, without limiting the generality of the foregoing, to vote or give any consent, request, or notice or waive any notice either in person or by proxy or power of attorney with or without power of substitution, to one or more Persons, which proxies and powers of attorney may be for meetings or action generally or for any particular meetings or action, and may include the exercise of discretionary powers.

   SECTION 3.9. Delegation of Powers. The Trustees shall have the power to delegate their powers to one or more Trustees, officers or agents, or to committees of Trustees and to the Adviser, as provided in Sections 2.11, 2.12 and 8.1, respectively.

   SECTION 3.10.  Miscellaneous  Administrative  Powers. The Trustees shall have power to  collect,  sue for,  receive and receipt for all sums of money or other property  coming due to this Trust,  to consent to the extension of the time for payment, or to the renewal, of any bonds or other securities or obligations, and to engage or intervene in, prosecute, defend, compound, compromise,  abandon, or adjust by arbitration or otherwise any actions,  suits,  proceedings,  disputes, claims,  demands or things  relating to the Trust  Property;  to  foreclose  any
Mortgage or other security securing any notes, debentures, bonds, obligations or contracts,  by  virtue  of which  any sums of money  are owed to the  Trust,  to exercise any power of sale held by them and exercise  all rights  pertaining  to any Security or  instrument  held by or for the Trust,  and to convey good title thereunder  free  of any  and  all  trusts,  and in  connection  with  any  such foreclosure  or sale,  to purchase or otherwise  acquire  title to any property, whether  or not such  property  meets the  requirements  of this  Article 3 with respect to investments;  to be parties to reorganizations and to transfer to and deposit with any Person any stocks,  shares,  or bonds,  or other  securities or obligations of any corporation,  trust, association, or other organization,  the securities  of which form a part of the Trust  Property,  for the purpose of any
reorganization  of  any  such   corporation,   trust,   association,   or  other
organization,  or otherwise to participate in any  arrangement  for enforcing or protecting the interests of the Trustees as the owners or holders of such stock, shares,  bonds,  or other  securities or  obligations  and to pay any assessment levied in connection with such  reorganization or arrangement;  and to give time with or without  security  for the  payment or delivery of any debts or property and to execute and enter into releases,  agreements, and other instruments;  and to pay or satisfy any debts or claims upon any evidence  that the Trustee  shall think sufficient.

   SECTION 3.11. Payment of Debts and Expenses; Power to Employ or Contract. The
Trustees shall have power to incur and pay any charges or expenses in the opinion of the Trustees necessary or incidental to or proper for carrying out any of the purposes of this Trust and to employ or contract with any Persons in accordance with the provisions of Section 8.1 and to pay appropriate fees to such Persons from the funds of the Trust.

   SECTION 3.12. Endorsements and Guaranties, etc. The trustees shall have power to endorse, guarantee or act as surety for, the payment or performance of any obligations of any Person in whose affairs or prosperity the Trust has an interest; to make contracts of guaranty or suretyship, or enter into other obligations therefor; and to mortgage and pledge the real and personal property of this Trust or any part thereof to secure any or all of such obligations.

   SECTION 3.13. Depositaries. The Trustees shall have power to deposit any money or securities included in the Trust Property with any one or more banks, trust companies , or other banking institutions deemed by the Trustees to be responsible, such money or securities to be subject to withdrawal on notice or upon demand and in such manner as the Trustees may determine, and the Trustees shall have no responsibility for any loss which may occur by reason of the failure of the Person with whom the money or securities have been deposited properly to account for the money or securities so deposited.

   SECTION 3.14. Discretion in Classification and in Accounting  Treatment.  The
Trustees  shall  have  power  to  determine   conclusively  whether  any  money,
securities,  or other  properties of the Trust are for the purposes of the Trust to be  considered  as  capital  or income and in what  manner  any  expenses  or disbursements  are to be borne as between  capital and income  whether or not in the absence of this provision such money, securities,  or other properties would be  regarded  as capital or as income and  whether or not in the absence of this provision such expense or disbursement would ordinarily be charged to capital or to income; and to determine what constitutes net earnings,  profits and surplus;
and to  allocate  to capital  stock less than all of the  consideration  for any
Share, in which case the balance of such consideration  shall be paid-in surplus and,  subject to the  provisions  of any series of Preferred  Shares at the time outstanding,  to utilize all surplus, including paid-in surplus for any purpose, including  the payment of  dividends,  all as the Trustees may  reasonably  deem proper.

   SECTION 3.15. Valuation, etc. The Trustees shall have power to determine conclusively the value of any of the Real Property, securities or other properties of this Trust and of any services, securities, property or other consideration hereafter to be acquired by this Trust; and to revalue the real estate, securities, or other properties of the Trust from time to time in accordance with appraisals made by one or more of the Trustees deem responsible and experienced.

   SECTION 3.16. Fiscal year and Method of Accounting. The Trustees shall have power to determine the fiscal year of the Trust and the method or form in which its accounts shall be kept and from time to time to change the fiscal year or method or form of accounts.

   SECTION 3.17. Dividends. The Trustees shall have power to declare and pay dividends and make other distributions to Shareholders as provided in Section
6.14.

   SECTION 3.18. Payment of Taxes, etc. The Trustees shall have the power to pay all taxes or assessments, of whatever kind or nature, imposed upon or against the Trustees individually or collectively in connection with the Trust Property or income, or upon or against the Trust Property or income or any part thereof, to settle and compromise disputed tax liabilities, and for the foregoing purposes to make such returns and do all such other acts and things as may be deemed by the Trustees necessary or desirable.

   SECTION 3.19. Seal. The Trustees shall have the power to adopt a seal for the Trust in such form or forms as the Trustees may approve, which form or forms may be revised from time to time by the Trustees. Unless otherwise required by law or by the Trustees, the use of the Trust seal on Securities, agreements and other instruments and papers of the Trust shall not be a condition to their validity or effectiveness.

   SECTION 3.20. Conditions of Being FHA Approved Mortgagee. If the Trust shall be a so-called "FHA Approved Mortgage", then during such times or times, the Trustees shall not have the power to sell or otherwise dispose of any mortgage or mortgages or partial interest in such mortgage or mortgages insured by the FHA which the Trust owns unless such transfer is to a mortgagee approved by the FHA or is otherwise in accordance with the provisions of The National Housing
Act, as amended, or regulations promulgated thereunder. The provision shall also apply in the event of dissolution or winding-up of the Trust. The Trustees shall have the power to execute on behalf of this Trust, in connection with any rental project on which the FHA has insured the indebtedness the Regulatory Agreement
(FHA Form 2466), Application for Transfer of Physical Assets (FHA Form 2266), deed of trust or mortgage, and any and all other agreements, documents and forms which may be required by the FHA in connection with and approval by that Administration of the transfer of physical assets from any entity to the Trustees or the insurance by that Administration of any indebtedness or any rental project as to which the Trustees are or shall become owners for the benefit of this Trust. The provisions of such Regulatory Agreement shall be binding upon the Trust notwithstanding any conflict with or limitation of this Declaration of Trust.

   SECTION 3.21. Loans. The Trustees shall have power to lend money on behalf of the Trust to such Persons and on such terms as the Trustees shall deem advisable, subject to any applicable requirements of Section 3.23.

   SECTION  3.22.   Insurance.   Nowithstanding  any  other  provision  of  this
Declaration  of Trust,  the Trustee shall have power to purchase and pay for out of assets of the Trust insurance  contracts and policies  insuring the Trustees, officers and agents of the Trust individually against all claims and liabilities of every  nature  arising be reason of  holding,  being or having  held any such office or  position  or by reason of any  action  alleged  to have been taken or omitted by any such person as Trustee, officer or agent of the Trust, whether or not the Trust  would  have the  power to  indemnify  such  Person  against  such liability.

   SECTION 3.23.  Transactions with Trustees,  etc. The Trustees may contract or engage in transactions  with any Person;  provided,  however,  that the Trustees shall  not  knowingly,  directly  or  indirectly,  contract  or  engage  in  any transaction  (other  than  transactions  involving  the  holding  of title as an accommodation to the Trust) with (1) and Trustee,  officer or employee or member of any  Board of  Consultants  of the  Trust  or (2) any  officer,  director  or employee of the Adviser or of any  Affiliate of the Adviser,  or (3) the Adviser
or independent  contractor or (4) any corporation,  partnership,  trust or other organization  of which a Trustee,  any  officer or  employee  of the Trust,  the
Adviser or any  officer,  director or  employee of the Adviser is an  Affiliate, unless (i) such contract or  transaction  has been  approved or ratified,  after disclosure  of  such an  affiliation,  by 75% of all  the  Trustees  who are not parties to, or  Affiliates  of any Person  (other than the Trust) who is a party
to,  such  contract  or  transaction,   and  (ii)  the  Trustees  approving  the
transaction  have determined that such contract or transaction is on terms which are fair and  reasonable  to the  Trust  and the  Shareholders,  and  (iii)  the
acquisition by the Trust of Real Property or Mortgages from any of the foregoing
Persons in such transactions involves:

   (A) the acquisition by the Trust of federally insured or guaranteed Mortgages at prices not exceeding the currently quoted prices at which the Federal
National Mortgage Association is purchasing comparable Mortgages; or

   (B) the acquisition by the Trust of other Mortgages on terms determined by the Trustees approving the transaction to be comparable to those available for similar transactions, if any, known to the Trustees with others who are not so affiliated; or

   (C) the acquisition by the Trust of Real Property at prices not exceeding the fair value thereof as set forth in an Appraisal.

The Trustees and the Adviser shall disclose any interest, including expected commissions, which they have and any interest known to them which any of their Affiliates have, in any investment or contract or other transaction involving the Trust. Any interested Trustee or Trustees within the meaning of this Section
3.23 may be counted in determining the existence of a quorum and may vote at any meeting of the Trustees which shall authorize or ratify the matter in question.

   The Trustees in their capacity as Trustees shall not be required to devote their full time to the affairs of the Trust. Except as the Trustees may from time to time otherwise determine, Trustees, officers, agents, or members of the Board of Consultants, any Adviser and independent contractors of the Trust may engage individually or with or on behalf of other Persons in business activities of the types to be conducted by the Trust.

   For the purposes of this Section 3.23 (i) the term "independent contractor" shall mean an independent contractor as defined in the REIT Provisions of the Internal Revenue Code, which furnishes or renders services to tenants of, or manages or operates, Real Property owned by the Trust and (ii) the term
"Affiliate" shall mean as to any corporation, partnership or trust any Person who (a) holds beneficially, directly or indirectly, 1% or more of the outstanding capital stock, shares or equity interests of such corporation, partnership or trust, (b) is an officer, director, employee, partner or trustee of such corporation, partnership or trust or of any Person which controls, is controlled by, or is under common control with, such corporation, partnership or trust, or (c) controls, is controlled by, or is under common control with, such corporation, partnership or trust.

   SECTION 3.24. Acting as Principal or Agent; Participations with Others.
The Trustees shall have power to acquire, manage or dispose of any property, real, personal or mixed, tangible or intangible and take any action as principal or as agent and may participate with others in any corporation, partnership, limited partnership, joint venture, or other association of any kind.

   SECTION 3.25. Charitable Contributions. The Trustees shall have power to make donations, irrespective of benefit to the Trust, for the public welfare or for community fund, hospital, charitable, religious, educational, scientific, civic or similar purpose, and in time of war or other national emergency in aid thereof.

   SECTION 3.26. Indemnification. In addition to the mandatory indemnification provided for in Section 5.3, the Trustees shall have power to the extent permitted by law to indemnify or enter into agreements with respect to indemnification with any person or entity with whom this Trust has dealings, including, without limitation, any Adviser or independent contractor, to such extent as the Trustees shall determine.

   SECTION 3.27. Powers not Enumerated, etc. The Trustees shall have power to do all such things and execute all such instruments as they deem necessary, proper or desirable in order to carry out, promote or advance the purposes of this Trust although such matters or things are not herein specifically mentioned. Any determination of the purposes of the Trust made by the Trustees in good faith shall be conclusive. In construing the provisions of this Declaration of Trust, the presumption shall be in favor of the grant of power to the Trustees.


                                  ARTICLE 4
                              INVESTMENT POLICY

   SECTION 4.1. Definitions. As used in this Declaration of Trust the term:

   "REAL  PROPERTY"  shall  mean  land,  rights  in  land  (including,   without
limitation,   leaseholds),   and  any   buildings,   structures,   improvements,
furnishings,  fixtures and equipment located on or used in connection with land, leasehold  interests  and rights in land,  or  interests  therein,  but does not include Mortgages, Mortgage Loans, or interests therein;

   "MORTGAGES" shall mean mortgages, deeds of trust or other evidences of indebtedness secured by a lien on Real Property or on or in rights or interests in Real Property;

   "FIRST MORTGAGE" shall mean a mortgage which takes priority or precedence over all other charges or encumbrances upon the same property, and which must be satisfied before such other charges are entitled to participate in the proceeds of any sale. Such encumbered property may include a lesseen's interest therein.
However, such priority shall not be deemed as abrogated by liens for taxes, assessments which are not due or remain payable without penalty, contracts
(other than contracts for repayment of borrowed money); by leases, mechanics' and materialmen's liens for work performed and materials furnished which are not in default or are in food faith being contested; nor by other claims normally deemed in the same local jurisdiction, not to abrogate the priority of a first mortgage;

   "JUNIOR MORTGAGE" shall mean a Mortgage which (1) has the same priority or precedence over all charges or encumbrances upon Real Property as that required for a First Mortgage except that it is subject to the priority of one or more the other Mortgages and (2) must be satisfied before such other charges or encumbrances (other than prior Mortgages) are entitled to participate in the proceeds of any sale or other disposition of such Real Property;

   "MORTGAGE LOANS" shall mean loans evidenced by notes, debentures, bonds, and other evidences of indebtedness or obligations, which are negotiable or non-negotiable, and which are secured or collateralized by Mortgages;

   "FIRST MORTGAGE LOANS" shall mean Mortgage Loans secured or collateralized, at the time of acquisition thereof, by First Mortgages;

   "JUNIOR MORTGAGE LOANS" shall mean Mortgage Loans secured or collateralized, at the time of acquisition thereof, by Junior Mortgages;

   "TRUST ESTATE" or "TRUST PROPERTY" shall mean as of any particular time any and all property; real, personal or otherwise, tangible or intangible, which is transferred, conveyed or paid to the Trust or Trustees and all rents, income, profits and gains therefrom and which at such time is owned or held by or for the Trust or the Trustees;

   "TOTAL ASSETS OF THE TRUST ESTATE" shall mean the aggregate amount of all of the assets of the Trust Estate appearing on the most recent quarterly balance sheet or more recent interim balance sheet of the Trust, if any, available to the Trustees (increased, for purposes of computing restrictions under Sections
4.6(a), (b), (c) and (e) applicable to proposed Trust investments, by the aggregate amount of assets proposed to be acquired in such transaction), without deduction for mortgages or other security interest to which such assets are subject but after deduction for depreciation and other assets valuation reserves;

   "SECURITIES" shall mean any stock, shares, voting trust certificates, bonds, debentures, notes, or other evidences of indebtedness, secured or unsecured, convertible, subordinated or otherwise or in general any instruments commonly known as "securities" or any certificates of interest, shares or participations in temporary or interim certificates for, receipts for guarantees of, or warrants, options or rights to subscribe to, purchase or acquire any of the foregoing;

   "SECURITIES OF THE TRUST" shall mean any Securities issued by the Trust;

   "FHA" and "VA" shall mean respectively the Federal Housing Administration and the Veterans Administration, and any successors thereto;

   "FHA LOANS" shall mean Mortgage Loans which are insured under the provisions of the National Housing Act of 1934, as amended, or any analagous successor legislation;

   "VA LOANS" shall mean Mortgage Loans which are guaranteed under the provisions of the Servicemen's Readjustment Act of 1944, as amended, or any analagous successor legislation;

   "DEVELOPMENT LOANS" shall mean Mortgage Loans incurred to finance all or part of the cost of acquiring and improving vacant land and developing it into sites suitable for the construction of dwellings, including multi-family dwellings, and other income-producing properties, such as shopping centers and office and industrial buildings, and other structures, or suitable for other residential, commercial, industrial or public uses;

   "CONSTRUCTION  LOANS" shall mean  Mortgage  Loans  incurred to finance all or part of the  cost of  acquiring  and  improving  land  and the  construction  or
improvement   of  dwellings,   including   multi-family   dwelling,   and  other
income-producing  properties, such as shopping centers and office and industrial buildings, thereon; and

   "APPRAISAL"  shall mean the value,  as of the date of the Appraisal,  of Real
Property (or the aggregate of Real Property subject to a single Mortgage) in its existing state or in a state to be created, as determined by the Trustees or by a disinterested person having no economic interest in the Real Property, who, in the sole judgement of the Trustees, is properly qualified to make such a determination. The Trustees may in good faith rely on a previous Appraisal made on behalf of other Persons provided it meets the aforesaid standards and was made in connection with a Mortgage Loan in which the Trust acquires an entire or participating interest or which was prepared not earlier than two years prior to the acquisition by the Trust of its interest in the Real Property or Mortgage
Loan.

   SECTION 4.2.  Ownership of Income  Producing Real  Property.  It shall be the policy  of the  Trustees  to  invest  the Trust  Estate  primarily  in entire or participating  ownerships in Real Property which is income producing or which at the time of  acquisition of such  ownership the Trustees  reasonably  expect (by development,  improvement,  construction,  alteration,  lease or  otherwise)  to become income-producing within three years. The consideration given by the Trust
for  income-producing   Real  Property  or  Real  Property  which  the  Trustees
reasonably expect to become income-producing within three years shall not exceed the value thereof set forth in an Appraisal by a  disinterested  person,  except that the Trust may acquire at cost  undeveloped  or  newly-constructed  property which has not been in use for more than one year.

   SECTION  4.3.  Financing  in  Connection  with  Expected  Ownership  of  Real
Property.  In  furtherance  of the primary  policy  stated in Section  4.2,  the
Trustees may (by loan, secured or unsecured, by lease, by guarantee, by issuance of obligations of the Trust or by any combination thereof or by commitment, with or without fee, to do any of the foregoing or by commitment to purchase) finance
the  acquisition,   improvement  or  development  of,  or  the  construction  or alteration of stuctures on, any Real Property  which within three years from the time of such financing, (a) the Trustees reasonably expect to acquire the entire or  participating  ownership  of and (b) the  Trustees  reasonably  expect to be income-producing. Any such financing shall not be subject to nor constitute part of any other investment limitation in this Article 4.

   SECTION 4.4. Additional  Investments.  In addition to investments pursuant to
Sections 4.2 and 4.3. the Trustees  may,  subject to Section 9.1, also invest in entire or  participating  interests  in any  Mortgage  Loan  (including  without limitation  Construction,  Development  and other  Mortgage  Loans) or any other investment  and may make  commitment  to make any such  investment,  unless such investment  or commitment  would result in the aggregate of all such  additional
investments   (including   amounts  with  respect  to  which   commitments   are
outstanding),  determined in accordance with the procedure for determining Total
Assets  of the Trust  Estate,  exceeding  40% of the  Total  Assets of the Trust
Estate.

   SECTION 4.5. Interim Use of Proceeds. Pending utilization thereof in accordance with the investment policies of this Article 4 the proceeds from (a) any public or private offering of Securities of the Trust, (b) any borrowing or financing arrangement by the Trust, or (c) the sale of any capital asset may be invested subject to Section 9.1, in investments permitted under Section 4.4
(without being limited to 40% of Total Assets of the Trust Estate).

   SECTION 4.6. Prohibited Investments and Activities. It shall be the policy of the Trustees not to invest in the following investments or engage in the following activities:

   (a) Entire or participating ownership of non-income producing Real Property in excess of 10% of the Total Assets of the Trust Estate, except as permitted in
Section 4.2 and Section 4.3.

   (b) Obligations  secured by Mortgages other than First  Mortgages,  except as expressly  permitted by Sections 4.3 and 4.4 and except that such  Mortgages may be taken as additional  collateral for First Mortgage  Loans,  or as part of the proceeds of the sale by the Trust of Real Property;  provided,  however, that in any event the Trustees may not invest in obligations  secured by mortgages other
than  first  mortgages   (including   "warehousing   loans"   collateralized  by
obligations  other than First Mortgages)  pursuant to any  authorization in this
Declaration of Trust in an aggregate amount exceeding 15% of the Total Assets of the Trust Estate.

   (c) Junior Mortgage Loans (excluding wrap-around loans) if as a result if such investment, the aggregate amount of Junior Mortgage Loans (determined in accordance with the procedure for determining Total Assets of the Trust Estate) would exceed 10% of the Total Assets of the Trust Estate. Notwithstanding the foregoing, Junior Mortgages may be taken as additional collateral for the First
Mortgage  Loans,  as part of the  proceeds  of the  sale  by the  Trust  of Real
Property or in any other transaction not involving a Junior Mortgage Loan.

   (d) Commodities, foreign currencies, bullion, or chattels, except such as required in the day-to-day business of the Trust or in connection with its Real
Property or Mortgage Loans.

   (e) Real estate contracts of sale for purchase prices aggregating in excess of 1% of the Total Assets of the Trust Estate; provided, however, that nothing in this Section 4.6 shall prevent the holding of contracts of sale as security for loans made by the Trust and the ownership of such contracts of sale upon foreclosure of, or realization upon, such security interests and contracts of sale so held or owned shall not be counted in computing the percentage of assets invested in contracts of sale.

   (f) Engage in any short sale.

   (g) Incur indebtedness, whether secured or unsecured, in excess of 75% of the Total Assets of the Trust Estate (increased by the consideration received by the Trust for such indebtedness) at the time of such incurrence.

   (h) Encumber the aggregate of the Real Property of the Trust  (excluding Real
Property acquired by the Trust as a result of or in connection with foreclosure of any mortgages, or conveyed to the Trustees in full or partial satisfaction of indebtedness to the Trust and excluding Real Property of the Trust subject to FHA and VA or other governmentally insured or guaranteed encumbrances) in excess of 66 2/3 % of the aggregate fair market value of all and said Real Property not so excluded at the time of such encumbrance as determined under Section 3.15 hereof.

   (i) Issue "redeemable securities" as defined in Section 2(a)(32) of the Investment Company Act of 1940 as amended.

   (j) Invest in Securities in any real estate investment trust except upon the affirmative vote of at least 75% of the Trustees then in office.

   (k) Engage in trading as compared with  investment  activities,  or engage in the business of  underwriting  or agency  distribution  of securities  issued by
others,   but  this  prohibition  shall  not  prevent  the  Trust  from  selling participations in Mortgage Loans or interests in real estate.

   SECTION 4.7. Combination of Permitted Investments. The Trustees may make any investment permitted under any provision of Article 4 in combination with any other investment or investments permitted under any other provision of this
Article 4.

   SECTION 4.8. Exercise of Powers Under Article 3. Nothing in this Article 4 shall be deemed to prohibit or limit the exercise by the Trustees of the powers set forth in Article 3 except to the extent expressly provided in this Article
4.

   SECTION 4.9. Obligor's Default. Notwithstanding any provision in any Article of this Declaration of Trust, when an obligor to the Trust is in default under the terms of any obligation to the Trust (or in the good faith judgment of the Trustees, there is a significant risk that such default may occur), the Trustees shall have the power to pursue any remedies permitted by law which, in their sole judgment, are in the interest of the Trust, and the Trustees shall have the power to hold property of a type or in an amount not permitted hereunder and to enter into any desirable investment commitment or obligation of the Trust resulting from the pursuit of such remedies as may be necessary or desirable in the sole judgment of the Trustees to dispose of property acquired in the pursuit of such remedies.

   SECTION 4.10.  Specifically Permitted Investments.  Nothing contained in this
Declaration of Trust shall preclude the Trustee from investing funds of the Trust, and notwithstanding any other provision of this Declaration of Trust the Trustees are specifically authorized and empowered to invest funds of the Trust, in any investments specifically referred to in the Registration Statement described in Section 10.2.


                                  ARTICLE 5.
        LIMITATIONS OF LIABILITY OF SHAREHOLDERS, TRUSTEES AND OTHERS.

   SECTION  5.1.  No  Personal  Liability  of  Shareholders,  Trustees,  etc. No
Shareholder shall be subject to any personal  liability  whatsoever to any other
Person in connection with Trust Property or the affairs of the Trust and no Trustee, officer or agent of the Trust, or member of the Board of Consultants shall be subject to any personal liability whatsoever, in tort, contract or otherwise, to any other Person in connection with Trust Property of the affairs of the Trust, save only that arising from his bad faith, willful misfeasance, gross negligence or reckless disregard of his duties or for his failure to act in good faith in the reasonable belief that his action was in the best interests of the Trust; and all such other Persons shall look solely to the Trust Property for satisfaction of claims of any nature arising in connection with the affairs of the Trust. If any Shareholder, Trustee, officer, agent, or member of the Board of Consultants, as such, of this Trust, is made a party to any suit or proceeding to enforce any such liability, he shall not on account thereof be held to any personal liability. The Trust shall indemnify and hold each Shareholder harmless from and against all claims and liabilities, to which such Shareholder may become subject by reason of his being or having been a Shareholder, and shall reimburse such Shareholder for all legal and other expenses reasonably incurred by him in connection with any such claim or liability. The rights accruing to a Shareholder under this Section 5.1 shall not exclude any other right to which such Shareholder may be lawfully entitled, nor shall anything herein contained restrict the right of the Trust to indemnify or reimburse a Shareholder in appropriate situation even though not specifically provided herein.

   SECTION 5.2. Non-Liability of Trustees etc. No trustee, officer or agent of the Trust or member of the Board of Consultants, shall be liable to the Trust or to any Shareholder, Trustee, officer agent or member of the Board of Consultants thereof for any action of failure to act (including without to limitation the failure to compel in any way any former or acting Trustee to redress any breach of trust) except for his own bad faith, willful misfeasance, gross negligence or reckless disregard of his duties or for his failure to act in good faith in the reasonable belief that his action was in the best interests of the Trust.

   SECTION 5.3. Mandatory Indemnification. The Trust shall indemnify each of its
Trustees, officers, agents and members of the Bord of Consultants, if any (including persons who serve at its request as directors, officers or trustees of another organization in which it has any interest, as a shareholder, creditor or otherwise) against all liabilities and expenses, including amounts paid in satisfaction of judgements, in compromise or as fines and penalties, and counsel fees, reasonably incurred by him in connection with the defense or disposition of any action, suit or other proceeding, whether civil or criminal, in which may be involved or with which he may be threatened, while in office or thereafter, by reason of his being or having been such a Trustee, officer, agent or member of the Board of Consultants, except with respect to any matter as to which he shall have been adjudicated to have acted in bad faith, willful misfeasance, reckless disregard of his duties or gross negligence or not to have acted in good faith in the reasonable belief that his action was in the best interests of the Trust; provided, however, that as to any matter disposed of by a compromise payment by such person, pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expenses shall be provided unless the Trust shall have received a written opinion from independent legal counsel approved by the Trustees to the effect that if either the matter or willful misfeasance, reckless disregard of duty or gross negligence, or the matter of good faith and reasonable belief as to the best interests of the Trust, had been adjudicated, it would have been adjudicated in favor of such Person. The rights accruing to any Person under these provisions shall not exclude any other right to which he may be lawfully entitled; provided, that no Person may satisfy any right of indemnity or reimbursement granted herein or in
Section 5.1 or to which he may be otherwise entitled except out of the property of the Trust, and no Shareholder shall be personally liable to any Person with respect to any claim for indemnity or reimbursement or otherwise. The Trustees may make advance payments in connection with indemnification under this Section
5.3, provided that the indemnified person shall have given a written undertaking to reimburse the Trust in the event it is subsequently determined that he is not entitled to such indemnification.

   SECTION 5.4. No Bond Required of Trustees. No Trustee shall, as such, be obligated to give any bond or surety or other security for the performance of any of his duties hereunder.

   SECTION 5.5. No Duty of Investigation;  Notice in Trust Instruments,  etc. No
purchaser,  lender,  transfer agent or other person dealing with the Trustees or any officer or agent of the Trust shall be bound to make any inquiry  concerning the validity of any transaction purporting to be made by the Trustees or by said officer or agent or be liable for the  application  of money or property,  paid, loaned,  or  delivered  to or on the order of the Trustees or of said officer or
agent.  Every  note,  debenture,   bond,   obligation,   contract,   instrument,
certificate,  Share or  undertaking,  and every  other  act or thing  whatsoever executed in connection with the Trust shall be  conclusively  taken to have been executed or done by the  executors  thereof  only in their  capacity as Trustees under this  Declaration  of Trust or in their  capacity as officers or agents of the Trust.  Every  written such note,  debenture,  bond,  obligation,  contract, instrument,  certificate, Share or undertaking made or issued by the Trustees or by any officers or agents of the Trust, in their capacity as such, shall contain an appropriate recital to the effect that the Shareholders,  Trustees,  officers and agents of the Trust shall not be  personally  liable  thereunder,  nor shall resort be had to their private  property for the  satisfaction of any obligation or claim  thereunder,  and appropriate  references  shall be made therein to the
Declaration  of Trust,  and may contain any further  recital which they may deem appropriate,  but the  omission  of such  recital  shall not  operate  to impose personal liability on any of the Trustees,  Shareholders,  officers or agents of the  Trust.  The  Trustees  shall,  at all  times,  maintain  insurance  for the protection  of the Trust  Property,  its  Shareholders,  Trustees,  officers and agents in such amount as the Trustees shall deem adequate to cover possible tort liability,  and such other  insurance  as the  Trustees in their sole  judgement shall deem advisable.

   SECTION 5.6. Reliance on Experts, etc. Each Trustee and officer of the Trust shall, in the performance of his duties, be fully protected in relying in good faith upon the books of account of the Trust, reports made to the Trust by any of its officers or employees or by the Adviser or by counsel, accountants, appraisers or other experts or consultants selected with reasonable care by the Trustees or officers, or upon other records of the Trust.


                                   ARTICLE 6.
                          SHARES OF BENFICIAL INTEREST


   SECTION 6.1. Description of Shares. The interest of the Shareholders hereunder shall be divided into shares of beneficial interest which shall be known collectively as "Shares", all of which shall be without par value and shall be fully paid and no assessment shall ever be made upon Shareholders.
There shall be two  classes of Shares;  one such class shall be known as "Common
Shares" and the other shall be known as "Preferred Shares". The number of Common
Shares which the Trust shall have authority to issue is unlimited, and the number of Preferred Shares which the Trust shall have authority to issue is 2.000,000 Preferred Shares. Holders of record at any time of outstanding Shares of any class are herein referred to as "Shareholders".

   SECTION 6.2. Common Shares. Subject to the provisions of any series of Preferred Shares which may at the time be outstanding, the holders of Common
Shares shall be entitled to receive, when and as declared from time to time by the Trustees out of any funds legally available for the purpose, such dividends as may be declared from time to time by the Trustees in accordance with Section
6.12. In the event of the termination of the Trust pursuant to Section 10.1, or upon the distribution of its assets, after the payment in full or the setting apart for payment of such preferential amounts, if any, as the holders of Preferred Shares at the time outstanding shall be entitled, the remaining assets of the Trust available for payment and distribution to Shareholders shall, subject to any participating or similar rights of Preferred Shares at the time outstanding, be distributed ratably among the holders of Common Shares at the time outstanding in accordance with Section 10.3. All Common Shares shall have non-cumulative voting rights, and shall have no preference, conversion, exchange or redemption rights.

   SECTION 6.3. Preferred Shares.  The Trustees are hereby expressly  authorized at any time, and from time to time, upon the affirmative vote of at least 75% of the Trustees then in office,  to provide for the issuance of Preferred Shares in one or more series,  with such voting powers, full or limited, or without voting powers,  and with such  designations,  preferences and relative,  participating,
optional  or  other  special   rights,   and   qualifications,   limitations  or
restrictions  thereof,  as shall be stated and  expressed in the  resolution  or resolutions providing for the issue thereof adopted by the Trustees,  and as are not  stated  and  expressed  in the  Declaration  of Trust,  including  (without limiting the generality thereof) the following as to each such series:

      (a) the designation of such series,

      (b) the dividends payable with respect to such series, the rates or basis for determining such dividends, any conditions and dates upon which such dividends shall be payable, the preferences, if any, of such dividends over, or the relation of such dividends, shall be payable on any other class or series of Shares of the Trust, whether such dividends shall be non-cumulative or cumulative and, if cumulative, the date or dates from which such dividends shall be cumulative,

      (c) whether, subject to Section 4.6(i), Preferred Shares of shall be redeemable (in addition to the Trust's right of redemption as set forth in Section 6.19) at the option of the Trust or the holder or both or upon the happening of a specified event and, if redeemable, whether for cash, property or rights, including Securities of the Trust, the times, prices or rates and any adjustment and other terms and conditions of such redemption,

      (d) the terms and amount of any sinking, retirement or purchase fund provided for the purchase or redemption of Preferred Shares of such series,

      (e) whether or not Preferred Shares of such series shall be convertible into or exchangeable for Shares of another class or series, at the option of the Trust or of the holder or both or upon the happening of a specified event and, if provision be made for such conversion or exchange, the terms, prices, rates, adjustments and any other terms and conditions thereof,

      (f) the extent, if any, to which the holders of the Preferred Shares of such series shall be entitled to vote with respect to the election of Trustees or otherwise, including, without limitation, the extent, if any, to which such holders shall be entitled, voting as a series or as part of a class, to elect one or more Trustees upon the happening of a specified event or otherwise,


      (g) the restrictions, if any, on the issue or reissue of Preferred Shares of such series or any other series,

      (h) the extent, if any, to which the holders of the Preferred Shares of such series shall be entitled to preemptive rights, and

      (i) the rights of the holders of the Preferred Shares of such series upon the termination of the Trust or any distribution of its assets.

Before the Trust shall issue any Preferred Shares of any series, a certificate setting forth the resolution or resolutions of the Trustees fixing the voting powers, designations, preferences and rights of such series, the qualifications, limitations or restrictions thereof, and the number of Preferred Shares of such series authorized by the Trustees, shall be signed by a Trustee or the Secretary of the Trust and filed in accordance with Section 11.1.

Unless otherwise  provided in any such resolution or resolutions,  the number of
Preferred Shares of the series  authorized by such resolution or resolutions may be increased or decreased (but not below the number of Preferred  Shares of such
series  then   outstanding)  by  a  certificate,  setting  forth a resolution or resolutions  adopted by at least 75% of the Trustees then in office  authorizing such increase or decrease, signed by a Trustee or the Secretary of the Trust and filed  in  accordance  with  Section  11.1.  Unless  otherwise  provided  in the resolution or resolutions  creating such series,  the number of Preferred Shares specified in any such decrease shall be restored to the status of authorized but unissued Preferred Shares (without  designation as to series).  Unless otherwise provided  in  such  resolution  or  resolutions,  any  other  amendment  to such
resolution or  resolutions  may be effected by a  certificate,   setting forth a
resolution  adopted by at least 75% of the Trustees  then in office  authorizing such  amendment  and  certifying  that such  amendment has been approved by such votes, if any, as may be required  pursuant to Section 10.6, signed by a Trustee or the  Secretary of the Trust and filed in accordance  with Section  11.1.  Any such amendment may, without  limitation, cancel or otherwise affect the right of the holders of Preferred  Shares of such series to receive  dividends which have accrued  but have not been  declared.  Holders  of  Common  Shares  shall not be entitled to vote on such amendments to any such resolutions.

   SECTION 6.4. Trust Only. It is the intention of the Trustees to create on]y the relationship of Trustee and beneficiary between the Trustees and each Shareholder from time to time, and to give to each Shareholder only such rights and to impose upon him only such obligations as are conferred or imposed upon him as a beneficiary hereunder. It is not the intention of the Trustees to create a general partnership, limited partnership, joint stock association, corporation, bailment or any form of legal relationship other than a trust.

   Nothing in this Declaration of Trust or in the certificates of Shares shall be construed to make the holders of said certificates, either by themselves or with the Trustees, partners or members of a joint stock association.

   SECTION 6.5. Share Certificates. Every Shareholder shall be entitled to receive a certificate specifying the number of Shares of the applicable class or series held by him. Such certificates shall be treated as negotiable and title thereto, and to the Shares represented thereby, shall be transferred by delivery thereof to the same extent in all respects as stock certificates, and the shares represented thereby of a Massachusetts business corporation. Unless otherwise determined by the Trustees such certificates shall be signed by the President and Treasurer or Secretary, and shall be countersigned by a transfer agent, if any and registered by a registrar, if any. There shall be filed with each transfer agent and registrar, if any, a copy of the authorized form of certificate, certified by the President or Secretary and such form shall continue to be used unless and until the Trustees approve some other form. In case any one or more officers of the Trust who shall have signed (or whose facsimile signature shall appear on ) certificates shall cease to be such officer or officers before such certificates shall have been actually issued, such certificates may nevertheless be issued with the same effect as though the persons who signed such certificates (or whose facsimile signature appears thereon) had not ceased to be such officers of the Trust. The Trustees may, in their discretion, authorize certificates to be signed or authenticated by the facsimile signature of an officer or officers of the Trust provided that any certificate signed or authenticated by the facsimile signature of an officer shall not be valid unless manually countersigned by either a transfer agent or a registrar.

   Each certificate issued by the Trust after April 9, 1974 to represent any Shares shall include, on the face or back thereof, a statement that the Trust will furnish to the holder therof, upon written request without charge, the powers, designations, preferences and relative, participating, optional or other special rights of each class of Shares or series thereof and the qualifications, limitations or restrictions thereof.

   SECTION 6.6. Issuance of Shares. Subject to the provisions of any series of Preferred Shares at the time outstanding, the Trustees, in their discretion, may from time to time without vote of the Shareholders issue Shares, in addition to the then issued and outstanding Shares and Shares held in the treasury, to such party or parties and for such amount and type of consideration, including cash, property or services, at such time or times, and on such terms as the Trustees may deem best, and may in such manner acquire other assets (including the acquisition of assets subject to, and in connection with the assumption, of liabilities) and businesses. In connection with any issuance of Shares, the Trustees may issue fractional Shares or may provide for the issuance of scrip for fractions of Shares and determine the terms of such scrip including, without limiting the generality of the foregoing, the time which any such scrip must be surrendered for exchange into Shares and the rights if any, of holders of scrip upon the expiration of the time so fixed, the rights, if any, to receive proportional distributions, and the rights, if any, to redeem scrip for cash, or the Trustees may, in their discretion, or if they see fit at the option of each holder, provide in lieu of scrip for the adjustment of fractions in cash. The provisions of Section 6.5 hereinabove relative to certificates for Shares shall apply so far as appropriate to such scrip, except that such scrip may in the discretion of the Trustees be signed by a transfer agent alone notwithstanding that there is then a registrar for the Shares and need not be signed by any officer of the Trust.

   SECTION 6.7.  Register of Shares. A register shall be kept by or on behalf of the Trustees  under the direction of the Trustees  which shall contain the names and  addresses  of the  Shareholders  and the number of Shares of each class and series  thereof held by them  respectively  and the numbers of the  certificates
representing  such  Shares  and  a  record  of  all  transfers   thereof.   Only
Shareholders  whose  certificates  are so recorded  shall be entitled to receive dividends or  distributions  applicable to the  respective  classes or series of
Shares  held  by  them,  or  otherwise  to  exercise  or  enjoy  the  rights  of
Shareholders.  No  Shareholder  shall be  entitled  to  receive  payment  of any dividend or  distribution,  nor to have notice given to him as herein  provided, until he has give his address to a transfer agent or such other officer or agent of the Trustees as shall keep the said register for entry thereon.

   SECTION 6.8. Transfer Agent and Registrar. The Trustees shall have power to employ a transfer agent or transfer agents, and a registrar or registrars for any one or more classes or series of Shares. The transfer agent or transfer agents may keep the said register and record therein the original issues and transfers, if any, of the said Shares and countersign certificates of Shares issued to the persons entitled to the same. Any such transfer agents and registrars shall perform the duties usually performed by transfer agents and registrars of certificates of stock in a corporation, except as modified by the Trustees. In accordance with the usual custom of corporations having a transfer agent, certificates for Shares in blank (signed or bearing facsimile signatures) may be deposited with any transfer agent of the Trust, to be used by the transfer agent in accordance with the authority conferred upon it as occasion may require, and in so doing the signers of such certificates shall not be responsible for any loss resulting therefrom.

   SECTION 6.9. Transfer of Shares. Shares shall be transferable on the records of the Trust (other than pursuant to Section 6.10) only by, the record holder thereof or by his agent thereunto duly authorized in writing, upon delivery to the Trustees or a transfer agent of the Trust of the certificate therefor, properly endorsed or accompanied by a duly executed instrument of transfer, together with such evidence of the genuineness of each such endorsement, execution, and authorization and of other matters as may reasonably be required.
Upon such delivery the transfer shall be recorded on the register of the Trust and a new certificate for the Shares so transferred shall be issued to the transferee, and in case of a transfer of only a part of the Shares represented by any certificate, a new certificate for the residue thereof, shall be issued to the transferor. But until such record is made, the Shareholder of record shall be deemed to be the holder of such Shares for all purposes hereof and neither the Trustees nor any transfer agent or registrar nor any officer or agent of the Trust shall be affected by any notice of the proposed transfer.

   SECTION 6.10. Shareholders of Record by Operation of Law. Any person becoming entitled to any Shares in consequence of the death, bankruptcy, or incompetence of any Shareholder, or otherwise by operation of law, shall be recorded as the holder of such Shares and receive a new certificate therefor upon production of the proper evidence thereof and delivery of the existing certificate to the Trustees or a transfer agent of the Trust. But until such record is made, the Shareholder of record shall be deemed to be the holder of such Shares for all purposes hereof and neither the Trustees nor any transfer agent or registrar nor any officer or agent of the Trust shall be affected by any notice of such death, bankruptcy or incompetence, or other operation of law.

   SECTION 6.11. Joint Ownership. The Trustees may treat two or more Persons holding any Shares as joint tenants of the entire interest therein unless their ownership is expressly otherwise recorded on the register of the Trust, but no entry shall be made in the register or in any certificate that any Person is in any other manner entitled to any future, limited, or contingent interest in any Share; provided, however, that any Person recorded as a holder of any Share may, subject to the provisions hereinafter contained, be described in the register or in any certificate as a fiduciary of any kind and any customary words may be added to the description of the holder to identify the nature of such fiduciary relationship.

   SECTION  6.12.  No  Obligation  with the  Respect to Other  Instruments.  The
Trustees shall not, nor shall the Shareholders, or any officer, transfer agent or other agent of the Trust or of the Trustees, be bound to see to the execution of any trust, express, implied or constructive, or of any charge, pledge, or equity to which any of the Shares or any interest therein are subject, or to ascertain or inquire whether any sale or transfer or any such Shares or interests therein by any such Shareholder or his personal representatives is authorized by such trust, charge, pledge or equity, or to recognize any Person as having any interest therein except for the Persons recorded as such Shareholders. The receipt of the Person in whose name any Share is recorded, or, if such Share is recorded in the names of more than one Person, the receipt of any one of such Persons or the receipt of the duly authorized agent of any such Person shall be sufficient discharge for all dividends and other money and for all Shares, notes, debentures, bonds, obligations, scrip, and other property payable, issuable, or deliverable in respect of any such Share and from all liability to see to the application thereof.

   SECTION 6.13. Loss, etc. of Certificate. In case of the loss, mutilation or destruction of any certificate of Shares hereunder, the Trustees may issue or cause to be issued a new certificate on such terms as they may see fit.

   SECTION 6.14. Distributions to Shareholders. Subject to the provisions of any series of Preferred Shares at the time outstanding, the Trustees shall from time to time distribute such proportion of the net profits, surplus (including paid-in surplus), capital, or assets held by the Trustees as they may deem proper. Subject to any such provisions, the holders of Common Shares shall be entitled to receive, in proportion to their respective ownership of Common
Shares, any such dividends or distributions. Subject to any such provisions, such distribution may be made in cash or property (including without limitation any type of obligations of the trust or any assets thereof), and the Trustees may distribute to the holders of Shares of any class or series, in proportion to their respective ownership thereof, additional Shares of such class or series, as the case may be, or of any other class or series, in such manner and on such terms as the Trustees may deem proper. Subject to any such provisions, and such distributions may be made even though the paid-in capital of this Trust at the time of any distribution exceeds the net assets of the Trust based either on the market value or the book value, and such distributions may be among the Shareholders or record at the time of declaring a distribution or among the Shareholders of record at such other date (not more than thirty days prior to payment of such distribution) as the Trustees shall determine. Subject to any such provisions, the Trustees may always retain from the net profits such amount as they may deem necessary to pay the debts or expenses of the Trust or to meet obligations of the Trust, or as they deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business.

   SECTION 6.15. Statement of Source of Funds. In connection with each distribution to Shareholders, the Trustees shall furnish the Shareholders with a statement in writing advising as to the source of the funds so distributed or, if the source thereof has not then been determined, the communication shall so state, and in such event, the statement as to source shall be forwarded to Shareholders not later than sixty (60) days after the close of the fiscal year in which the distribution was made.

   SECTION 6.16. Notices. Any and all notices to which any Shareholder hereunder may be entitled and any and all communications shall be deemed duly served or given if mailed, postage prepaid, addressed to any Shareholder of record at his last known address as recorded on the register of the Trustee.

   SECTION 6.17. Purchase of Shares by the Trust; Treasury Shares. Subject to the provisions of any series of Preferred Shares at the time outstanding the Trustees may, on behalf of the Trust, at any time purchase or otherwise acquire outstanding Shares of the Trust for such consideration and on such terms as they may deem proper. Shares so purchased or acquired by the Trustees on behalf of the Trust shall not, so long as they belong to the Trust, receive dividends or distributions or be entitled to any voting rights or be deemed outstanding for any purpose hereunder. Subject to any such provisions, such Shares may in the discretion of the Trustees be cancelled or such Shares may in the discretion of the Trustees be transferred at such times, to such parties, and for such consideration as the Trustees may determine.

   SECTION 6.18. Purchase etc. of Shares by Trustee. The Trustee, or any of them, may in their individual capacity, purchase and otherwise acquire or sell and otherwise dispose of Shares issued hereunder and in so doing shall be subject to the same limitations as a director of a Massachusetts business corporation at the time of the exercise of such power.

   SECTION  6.19.  Redemption of Shares;  Disclosure of Holding.  If the Trustee
shall,  at any time and in good faith be of the opinion  that direct or indirect ownership  of  Shares  of  the  Trust  has  or may  become  concentrated  in any individual or  individuals  to an extent which would  disqualify  the Trust as a
Real Estate  Investment  Trust then the Trustees  shall have the power by lot or other means  deemed  equitable  to them (i) to call for  redemption  a number of concentrated Shares sufficient,  in the opinion of the Trustees,  to maintain or bring the direct or indirect  ownership  of Shares of the Trust into  conformity with the  requirements  of such  qualification  and (ii) to refuse  to  transfer
Shares to any person whose  acquisition  of the Shares in question  would in the opinion of the Trustees result in such  disqualification.  The redemption  price for a class or series  shall be equal to the fair market  value of the Shares as
reflected  in  the  latest  bid   quotation  for  the  Shares  (if  then  traded
over-the-counter)  or the  closing  sale  price (if then  listed  on a  national securities  exchange) of such class or series as of the  business day  preceding the day on which notice of redemption  is sent,  or, if no quotations or closing sale price for the  Shares are  available,  as  determined  in good faith by the
Trustees.  From and after the date  fixed for  redemption  by the  Trustee,  the holder of any Shares so called for  redemption  shall  cease to the  entitled to dividends,  voting  rights  and  other  benefits  with  respect  to such  Shares expecting only the right to payment of the redemption  price fixed as aforesaid.
For the purpose of this Section 6.19, the terms  "individual" and "ownership" of
Shares shall be defined in accordance with or by reference to the  qualification requirements of the REIT Provisions of the Internal Revenue Code.

   The Shareholders shall upon demand disclose to the Trustees in writing such information with respect to direct and indirect ownership of Shares as the Trustee deem necessary to comply with the provisions of the Internal Revenue
Code, or to comply with the requirements of any other taxing authority.

   SECTION 6.20. Warrants.  Subject to the provisions of any series of Preferred
Shares at the time outstanding, the Trustees, in their discretion, may from time to time without vote of the Shareholders issue share purchase warrants (herein referred to as "Warrants") which shall entitle the holders thereof to subscribe to Shares and/or fractional Shares of such class or series or scrip at such time or times and on such terms as the Trustees may prescribe including, without limiting the generality of the foregoing, the times within which any such Warrants must be exercised, any provision for redemption of Warrants by the Trust and the consideration to be paid for such Shares. Subject to any such provisions, warrants may be issued to such parties (but subject to Shareholder preemptive rights to the extent provided in Section 6.22) and for such consideration (subject to Section 3.7) as the Trustees may from time to time determine (including the issuance of detachable or non-detachable Warrants as an inducement to persons acquiring or underwriting any Securities of the Trust).
The provisions of this Article 6 relative to certificates for Shares shall apply so far as appropriate to such Warrants, except that such Warrants may in the discretion of the Trustee, be signed by the Transfer Agent or Warrant Agent only.

   SECTION 6.21. Issuance of Shares in Units. Notwithstanding any other provision of this Declaration of Trust, the Trustees may issue from time to time
Units containing  multiple Shares,  with or without detachable or non-detachable
Warrants. Each Share issued in any such Unit shall have the same characteristics and entitle the registered holder thereof to the same rights as any other Share of the same class or series issued by the Trustees, except that the Trustees may provide (and may cause a notation to be placed on the certificate representing such Unit or the Shares issued in any such Unit) that for a specified period not to exceed one year after issuance, Shares and/or Warrants issued in any such Unit may be transferred upon the books of the Trust only in such Unit.

   SECTION 6.22. Limitation of Pre-emptive Rights. Holders of Common Shares shall have no pre-emptive rights with respect to any Shares of any class or series or any Securities of the Trust which evidence indebtedness (or any Shares into which such Securities of the Trust may be converted) sold, offered or issued by the Trust at any time and shall have no pre-emptive rights with respect to Warrants, rights and options of the Trust sold, offered or issued by the Trust at any time as part of a public offering of such Warrants, rights or options or as part of a private financing or borrowing arrangement or pursuant to a stock option plan providing for the issuance of Shares pursuant to "qualified stock options", as defined in the Internal Revenue Code, as from time to time amended. Subject to the provisions of any series of Preferred Shares at the time outstanding, and subject to the foregoing limitations, holders of Common Shares shall have pre-emptive rights solely with respect to the sale, offering or issuance of Warrants, rights and options to acquire Common Shares issued by the Trust. Holders of any series of Preferred Shares shall have pre-emptive rights only to the extent, if any, provided in the provisions of such series.

   SECTION 6.23. Dividend Investment Plan. Subject to the provisions of any series of Preferred Shares at the time outstanding, the Trustees may establish from time to time a plan for holders of Common Shares permitting the investment of dividends in Common Shares and may amend, modify, alter and terminate any such plan. Any such dividend investment plan may include a provision fixing the purchase price at market price or book value or at the lower of market price or the book value of the Common Shares.


                                  ARTICLE 7
                                SHAREHOLDERS.

   SECTION 7.1. Ownership of Trust Property. The ownership of all Trust Property and the control of the affairs of the Trust are vested exclusively in the Trustees, and the Shareholders shall have no interest therein other than the beneficial interest conferred by their Shares issued hereunder, and they shall have no right to call for any partition or division of any property, profits, rights, or interests. Notwithstanding any other provisions hereof, all real estate at any time forming part of the Trust Property shall be held upon trust for sale and conversion into personal estate at such time or times and in such manner and upon such terms as the Trustees shall approve, but the Trustees shall have power, until the termination of this Trust, to postpone such conversion so long as they in their uncontrolled discretion shall think fit, and for the purpose of determining the nature of the interest of the Shareholders therein, all such real estate shall at all time be considered as personal estate; and the real estate and personal property comprised in the trust estate shall constitute a single fund.

   SECTION 7.2 Shares Deemed  Personal  Property.  The Shares  issued  hereunder shall be personal  property giving only the rights in this  Declaration of Trust and  in  the  certificates  thereof  specifically  set  forth.  The  death  of a
Shareholder  during the  continuance of this Trust shall not terminate the Trust nor give his  legal  representatives  a right  to an  accounting  or to take any action in the courts or otherwise against other  Shareholders or the Trustees or the property held hereunder,  but shall simply entitle the legal representatives of the deceased  Shareholder to demand and receive a new certificate held by the deceased  Shareholder,  and upon the  acceptance of which new  certificate  such
legal   representatives  shall  succeed  to  all  the  rights  of  the  deceased
Shareholder under this Trust.

   SECTION 7.3. Meetings. The Annual Meeting of Shareholders shall be held each year after mailing to the Shareholders of the annual Report described in Section
2.13 at a place, within or without the Commonwealth of Massachusetts, and on a date to be fixed, from time to time, by the Trustees or by the By-laws.

   Special Meetings of the Shareholders shall be called at any time when ordered by the President or by two Trustees, or, subject to the provisions of any series of Preferred Shares then outstanding, upon the written request of the holders of 25% of the Shares of all classes then outstanding and entitled to vote at such meeting, specifying the nature of the business for which said meeting is called and no other business shall be considered at such meeting. In the event an Annual Meeting is not held in a year as above provided in this Section 7.3, a Special Meeting of Shareholders may be held in lieu thereof with all the force and effect of an Annual Meeting.

   SECTION 7.4. Notice of Meeting. Notice of all meetings of the Shareholders shall be mailed or delivered by a Trustee or Trustees or an officer or agent of the Trust to each Shareholder entitled to vote thereat at his registered address at least ten (10) days before the meeting. No business shall be transacted at any Special Meeting of Shareholders unless notice of such business has been given in the call for the meeting. Any adjourned meeting may be held as adjourned without further notice.

   SECTION 7.5.  Quorum.  Subject to the  provisions  of any series of Preferred
Shares at the time outstanding, the presence, in person or by proxy, of the holders of record of Shares (of any class) entitled to vote at the meeting aggregating a majority of the total number of Shares of all classes then issued and outstanding and entitled to vote on any question shall be necessary and sufficient to constitute a quorum for action on such question at any Annual or Special Meeting of Shareholders. If a quorum shall not be present a majority of the Shareholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn from time to time the meeting until quorum shall be present or represented. At any adjourned meeting at which a quroum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

   SECTION 7.6. Type of Shareholder Action Binding on Trustees. Subject to the provisions of any series of Preferred Shares then outstanding, only action taken by the Shareholders of the type specified in Section 2.2, 2.3, 7.3, 8.5, 10.1, 10.4, 10.5 and 10.6 hereof (and then only if such action receives the requisite
Shareholder  approval)  shall in any way bind the  Trustees.  Subject to Section
10.6, the holders of Preferred Shares of any series shall be entitled to vote upon the matters referred to in the preceding sentence or any other matters only to the extent specified in the Trustee resolutions providing for such series.

   SECTION 7.7. Fixing Date For Determination of Shareholders of Record. Except as may be provided in the provisions of any series of Preferred Shares at the time outstanding, for the purpose of determining the Shareholders who are entitled to vote or act at any meeting or any adjournment thereof, or who are entitled to participate in any dividend, or for the purpose of any other action the Trustees may from time to time close the transfer books for such period not exceeding sixty (60) days as the Trustees may determine; or without closing the transfer books the Trustees may fix a date not more than sixty (60) days prior to the date of any meeting of Shareholders or dividend payment or other action as a record date for the determination of Shareholders entitled to vote at such meeting or any adjournment thereof or to receive such dividend or to be treated as Shareholders of record for purposes of such other action and any Shareholder who was a Shareholder at the time so fixed shall be entitled to vote at such meeting or any adjournment thereof or to receive such dividend or to be treated as a Shareholder of record for purposes of such other action even though he has since that date disposed of his Shares, and no Shareholder becoming such after said date shall be so entitled to vote at said meeting or any adjournment thereof or to receive such dividend or to be treated as a Shareholder of record for purposes of such other action.

   SECTION  7.8.  Proxies;  Voting.  At any  meeting  of the  Shareholders,  any
Shareholder entitled to vote thereat may vote by proxy, provided that no proxy shall be voted on any matter unless it shall have been filed prior to the vote on such matter with the Secretary or with such other officer or agent of the Trust as the Secretary may direct. A proxy purporting to be executed by or on behalf of a Shareholder shall be deemed valid unless challenged at or prior to its exercise and the burden of proving invalidity shall rest on the challenger.
Pursuant to a resolution adopted by a Majority of the Trustees, proxies may be solicited in the name of one or more Trustees or one or more officers of the Trust. Only Shareholders of record shall be entitled to vote and each full Share having voting power shall be entitled to one vote or, in the case of Preferred
Shares having voting power, such greater or lesser vote as may have been provided in the Trustees' resolutions providing for such Preferred Shares. When any full Share is held jointly by several persons, any one of them may vote at any meeting in person or by proxy in respect of such Share, but if more than one of them shall be present at such meeting in person or by proxy in respect of such Share, and such joint owners or their proxies so present disagree as to any vote to be cast, such vote shall not be received in respect of such Share. If the holder of any such Share is a minor or a person of unsound mind, and subject to guardianship or to the legal control of any other person as regards the charge or management of such Share, he may vote by his guardian or such other person appointed or having such control, and such vote may be given in person or by proxy.

   SECTION 7.9. Share Action by Unanimous  Written Consent.  Any action taken by
Shareholders may be taken without a meeting if all Shareholders entitled to vote on the matter consent to the action in writing and the written consents are filed with the records of the meetings of Shareholders. Such consent shall be treated for all purposes as a vote taken at a meeting of Shareholders.
Shareholder action by less than unanimous written consent or authorization may be taken only as expressly provided in this Declaration of Trust.

   SECTION 7.10. Inspection of Records. Shareholders and any Federal or state securities or "blue sky" administrator or other similar authority shall have the right and for proper purposes, to inspect the records of the Trust at such office or offices as the records may be regularly maintained to the same extent as is permitted to shareholders of a Massachusetts business corporation.


                                  ARTICLE 8
                                   ADVISER.

   SECTION 8.1. Adviser. The Trustees are responsible for the general policies of the Trust and for such general supervision of the business of the Trust conducted by all officers, agents, employees, advisers, managers, or independent contractors of the Trust as may be necessary to ensure that such business conforms to the provisions of this Declaration of Trust. However, the Trustees are not required personally to conduct the business of the Trust and, consistent with their ultimate responsibility as stated above, the Trustees shall have the power to appoint, employ, or contract with such Persons including one or more of themselves and any corporation, partnership, or trust in which one or more of them may be directors, officers, stockholders, partners or trustees, subject to any applicable requirements of Section 3.23i as the Trustees may deem necessary or desirable for the transaction of the business of the Trust. The Trustees may also employ or contract with a corporation, partnership, trust, or individual
(herein referred to as the "Adviser"), to whom, consistent with their ultimate responsibility as stated above the Trustees may grant or delegate such authority as the Trustees may, in their sole discretion, deem necessary or desirable, without regard to whether such authority is normally granted or delegated by trustees. The Trustees may exercise broad discretion in allowing the Advisor to administer the operations of the Trust, to act as agent for the Trust, to execute documents on behalf of the Trustees, and to make executive decisions which conform to general policies and general principles previously established by the Trustees. The Trustees shall have the power to determine the terms of compensation of the Adviser (subject to the provisions of Section 8.5 hereof) or any other such Person or Persons whom they may employ or with whom they may contract.

   SECTION 8.2. Advisory Contract. The first contract with the Adviser entered into by the Trustees may have an initial term which expires at the end of the first fiscal year of the Trust which commences after the first public offering of Shares; thereafter, the Trustees shall not enter into any contract (or extension thereof) with the Adviser unless such contract has an initial term of no more than one year and provides for annual renewal or extension thereafter.
The initial contract with the Adviser and any extension or renewal thereof shall be terminable by either party on sixty (60) days notice. The Trustees shall not enter into such a contract with any corporation, trust or partnership in which a Trustee is a director, officer, Trustee or holder of more than 1% of the outstanding capital stock or participating or beneficial interest unless such contract requires for renewal or extension thereof the affirmative vote of a majority of the disinterested Trustees.

   SECTION 8.3 Relationship With Trustees. Not more than 49% of the total number of Trustees may be affiliated (i.e., may be a director, officer, partner, trustee, employee or holder of more than a one percent ownership interest) with the Adviser and its affiliates, provided, however, that if at any time the percentage of Trustees who are so affiliated becomes by reason of one or more vacancies in the Trustees more than 49% of the total number of Trustees then in office, then within 60 days of such vacancy occurring the continuing Trustees or Trustee then in office shall appoint, pursuant to Section 2.4 hereof, a sufficient number of other individuals as Trustees so that there is again not more than 49% of the total number of Trustees then in office who are so affiliated. The Trustees shall at all times endeavor to comply with the requirements of this Section 8.3 but failure to so comply shall not invalidate any action taken by the Trustees, the office of any Trustee or any act, or the authority to act, of the Advisor.

   SECTION 8.4. Other Activities of the Adviser.  The Adviser which the Trustees employ or with  which they  contract  and any  officer,  director,  employee  or shareholder of the Adviser who may also be a Trustee, officer or employee of the
Trust, may engage in other activities, including acquiring, managing, operating, disposing of and otherwise dealing in property of all types, real,  personal and mixed,  tangible and  intangible, and acting as a broker for,  and/or  rendering advice and other  services  to,  other  Persons in  connection  with the sale or purchase  of real  estate  or  Mortgages  and the  management  of its or his own investments  and the investments of other Persons and may be compensated for any such advice or services by such other  Person.  Where the Adviser  originates or arranges the acquisition or disposition of a Trust investment,  it may receive a brokerage commission or other compensation  therefor from the seller or buyer or other  Person,  provided  that except upon  termination  or  non-renewal  of the contract with the Adviser,  such commission or other compensation is required to be deducted  from future  advisory  fees  otherwise  payable by the Trust to the
Adviser.   The  Adviser  may  also  receive  a  brokerage  commission  or  other compensation  from a participant for services  rendered to such participant in a real estate, mortgage or other investment in which the Trust has invested.

   SECTION 8.5. Increase of Adviser's Fee. The affirmative written consent or vote of the holders of a majority of the aggregate number of Shares then outstanding and entitled to vote thereon shall be required for any increase in the Adviser's rate of compensation contained in the first contract executed with the Adviser subsequent to the date thereon.


                                  ARTICLE 9
             COMPLIANCE WITH PROVISIONS OF INTERNAL REVENUE CODE.

   SECTION  9.1.  Compliance  With  Provisions  of Internal  Revenue  Code.  The
Trustees,  in exercising the powers herein  granted to them,  shall exercise due diligence  to so conduct the  affairs of the Trust as to qualify  the Trust,  as
promptly  as  possible   consistent   with  their   investment   objectives  and
requirements, and continue its qualification, as a Real Estate Investment Trust;
provided,  however,  that no  Trustee,  officer or agent of this Trust  shall be liable for any act or omission  resulting in the loss of tax benefits under that law, except for that arising from his own bad faith, willful misfeasance,  gross negligence, or reckless disregard of his duties.


                                  ARTICLE 10
                      AMENDMENT OR TERMINATION OF TRUST.

   SECTION  10.1.  Amendments or  Termination.  Except for  amendments  effected pursuant  to the final  paragraph  of Section  6.3 and except as provided in the provisions  of any  series  of  Preferred  Shares at the time  outstanding,  the provisions of this  Declaration of Trust maybe amended or altered  (except as to the limitation of personal  liability of the Shareholders,  Trustees and members of the Board of  Consultants,  if any, and the  prohibition of assessments  upon
Shareholders)  or the Trust may be  terminated,  at any meeting of  Shareholders called for the purpose,  by the affirmative vote of the holders of not less than a majority of the aggregate  number of Shares then  outstanding  and entitled to vote  thereon or by an  instrument  in writing,  without a meeting,  signed by a
Majority  of the  Trustees  and the  holders of not less than a majority of such
Shares;  provided,  however, that after fifteen (15) days' written notice to the
Shareholders of the proposed action, the Trustees may, from time to time by vote of Two-thirds of the Trustees, amend or alter the provisions of this Declaration of Trust (except for provisions  subject to Section  10.5),  without the vote or assent of the  Shareholders,  to the extent deemed by the Trustees in good faith to be  necessary to meet the  requirements  for  qualification  as a Real Estate
Investment   Trust  under  the   provisions   of  the  Internal   Revenue  Code.
Notwithstanding the foregoing, no amendment may be made pursuant to this Section
10.1 which would change any rights with respect to any outstanding Common Shares of the Trust by reducing  the amount  payable  thereon upon  liquidation  of the
Trust or by  diminishing or eliminating  any voting rights  pertaining  thereto, except with the vote or written  consent of the holders of two-thirds ( 2/3 ) of the outstanding Common Shares entitled to vote thereon.

   SECTION 10.2.  Termination or Amendment by Trustees Prior to First  Offering.
Notwithstanding  any other  provision  hereof until such time as a  Registration
Statement under the Securities Act of 1933 as amended, covering the first public offering of Shares of the Trust shall have become effective this Declaration of Trust may be terminated or amended in any respect by a vote of a Majority of the Trustees or by unanimous written consent of the Trustees.

   SECTION 10.3. Powers of Trustees Upon Termination. Upon the Termination of the Trust, the Trustees may sell and convert into money the whole of the Trust
Property, or any part thereof, and after paying, retiring, or providing for the payment of, all known liabilities and obligations of the Trustees and providing for indemnity against any other outstanding liabilities and obligations, shall divide the proceeds thereof among, and distribute in kind, at valuations made by them which shall be conclusive, all other property then held by them in trust hereunder to, the Shareholders ratably according to the respective rights of the class or series of Shares held by them. In making any sale under this provision the Trustees shall have power to sell by public auction or private contract and to buy in or rescind or vary any contract of sale and to resell without being answerable for loss and for said purposes, to do all things, including the execution and delivery of instruments, as may by their performance thereof be shown to be in their judgment necessary or desirable in connection therewith.
The powers of sale and all other powers herein given to the Trustees shall continue as to all property at any time remaining in their hands or ownership even though all times herein fixed for distribution of Trust Property may have passed.

   SECTION  10.4.  Power to Effect  Reorganization.  Except as  provided  in the provisions  of any  series  of  Preferred  Shares at the time  outstanding,  the
Trustees,  by vote of,  or  written  instrument  signed  by, a  Majority  of the
Trustees,  may direct the organization of a corporation,  association,  trust or other  organization  into which the Trust,  if permitted  by law, may merge,  or which shall take over the Trust  Property and carry on the affairs of the Trust, and  after  receiving  an  affirmative  vote of the  holders  of not less than a majority of the aggregate number of Shares then outstanding and entitled to vote thereon,  at a meeting of Shareholders  called for the purpose, or after receipt of an  instrument  in writing,  without a meeting,  signed by the holders of not less than a majority of such Shares,  the Trustees may effect such merger or may
sell,   convey  and  transfer  the  Trust  Property  to  any  such  corporation, association, trust or organization in exchange for shares or securities thereof, or beneficial  interest  therein,  and the assumption by such  transferee of the liabilities  of the Trust and  thereupon  terminate  this Trust and deliver such shares, securities or beneficial interest to Shareholders in accordance with the terms of the merger or other  agreement  governing  the  transaction;  provided, however,  that no such merger into or sale,  conveyance or transfer of the Trust
Property  shall  be  made  to  any  corporation,  association,  trust  or  other organization  unless and until the Trustees  shall be furnished with the opinion of counsel  selected by the Trustees that (i) such  transferee  will qualify for benefits with respect to the federal income tax which are substantially equal to the benefits for which this Trust  qualifies at such time, or will qualify under the Federal  Income Tax Law as enacted  although  not then in effect,  (ii) such transferee has a primary purpose substantially the same as the principal purpose of this Trust, as stated in the Preamble to this Declaration of Trust, and (iii)
the shares,  securities,  or beneficial interest which will be issued to holders of each class or series of Shares in exchange for such property will  constitute an investment  substantially  equal in quality and  substantially the same as an investment in such Shares.

   SECTION 10.5.  Limitation on Shareholder  Rights.  The provisions of Sections
2.2, 2.3, 7.3, 8.5, 10.1, 10.4, and 10.6 shall be subject to the requirements of the Internal Revenue Code. If any provision  granting limiting the voting rights and rights to consent of  Shareholders  in such Sections shall conflict with the
requirements  for   qualification  as  a  Real  Estate  Investment  Trust,  such provisions  shall be deemed to be void and without any force or effect ab initio
(except  that any  action  taken  pursuant  to any such  provision  prior to the express  determination  by the Trustees of such conflict shall be valid) and the
Trustees,  without  Shareholder  consent shall promptly amend the Declaration of
Trust to conform to the aforesaid requirements.  In the event that any provision relating to the election of Trustees by the  Shareholders  of the Trust shall be deemed to be without force or effect, the Trustee then in office shall be deemed to be the  qualified  and  acting  Trustees  until  such  time as the  successor
Trustees  have been named and  qualified.  At the next  meeting of  Shareholders after the  determination  of such  conflict,  there  shall be  submitted  to the
Shareholders  the  question  as to whether  such  Shareholder's  right or rights should be restored.  If the holders of a majority of the Shares  outstanding and entitled to vote on the matter and voting, vote to restore such right or rights, the Trustees,  without  further  Shareholder  consent,  shall  promptly make any amendments  to the  Declaration  of Trust  necessary  to  restore  such right or rights.

   SECTION 10.6.  Class Voting,  Right of Preferred  Shares.  The holders of the outstanding Preferred Shares shall be entitled to vote a class upon any proposed amendment or alteration of this Declaration of Trust pursuant to Section 10.1 or any  proposed  reorganization  pursuant to Section  10.4,  or upon any  proposed amendment to be offered pursuant to the third sentence of the final paragraph of
Section 6.3 whether or not  otherwise  entitled to vote  thereon  separately  or
together  with  other  classes,   if  the  proposed   amendment   alteration  or
reorganization  would alter or change the powers,  preferences or special rights expressly applicable to the Preferred Shares so as to affect them adversely.  If any such proposed amendment,  alteration or reorganization would alter or change the powers,  preferences or special rights expressly applicable to the Preferred
Shares of any series so as to affect them  adversely in a manner  different from other series of Preferred Shares,  then only the Preferred Shares of such series together  with any other series of Preferred  Shares  adversely  affected in the same manner,  shall be considered a separate  class for purposes of this Section
10.6. Any vote pursuant to this Section 10.6 shall require the affirmative  vote of the holders of not less than two-thirds of the outstanding  Preferred  Shares or  series  thereof,  as the case may be, or an  instrument  or  instruments  in writing, without a meeting signed by at lease 75% of the Trustees then in office and the holders of not less than two-thirds of the outstanding  Preferred Shares or series  thereof as the case may be. Any  resolution  adopted by the  Trustees pursuant to Section 6.3 providing for any series of Preferred Shares may specify amendments, alterations or reorganizations which shall not, for purposes of this
Section  10.6 be deemed to change the  powers,  preferences  or  special  rights expressly applicable to the Preferred Shares of such series so as to affect them adversely,  but  the  absence  of  such  specification  as to any  one  or  more amendments,  alterations, or reorganizations shall not create any inference that such  unspecified  amendments,  alterations or  reorganizations  would adversely affect such series.


                                  ARTICLE 11
                                MISCELLANEOUS

   SECTION 11.1. Governing Law; Filing. This Declaration of Trust is executed by the Trustees and is delivered in the City of Boston, Massachusetts and with reference to the laws of The Commonwealth of Massachusetts, and the rights of all parties and the validity, construction and effect of every provision hereof and the administration of the Trust created hereby shall be subject to and construed according to the laws of said Commonwealth. This Declaration of Trust and any amendment hereof (including any resolution adopted pursuant to Section
6.3) shall as soon as reasonably practicable after its execution or adoption, be filed in the office of the Secretary of The Commonwealth of Massachusetts, which filing shall be a condition precedent to the effectiveness of any such amendment. The Trustees shall also cause to be filed in the aforementioned office and in all other offices in which recording of the amendment or instrument in question shall be required from time to time by the laws of The
Commonwealth of Massachusetts or by any other applicable laws or in which such recording shall seem desirable to the Trustees, all amendments to this Declaration of Trust and appropriate instruments disclosing changes in the persons who are Trustees of the Trust but such filing shall not be deemed a condition to the effectiveness of, and (except as to the required filing or amendments in the office of the Secretary of The Commonwealth of Massachusetts) the failure to so file shall not be deemed to invalidate any such amendment or any election or appointment of any person as a Trustee or the resignation or removal of any Trustee. In the event the filing under this Section 11.1 of any such amendment or instrument is not at the time permitted to be made in the office of the Secretary of The Commonwealth of Massachusetts, the recording of such amendment or instrument in the Registry of Deeds for Suffolk County, Massachusetts shall have the same effect as such filing.

   SECTION 11.2. Counterparts. This Declaration of Trust and any amendment hereof may be simultaneously executed in several counterparts each of which so executed shall be deemed to be an original and such counterparts together shall constitute one and the same instrument, which shall be sufficiently evidenced by any such counterpart.

   SECTION 11.3. Conclusive Evidence. Any certificate signed by a person who according to the records in the office of the Secretary of The Commonwealth of Massachusetts or in any recording office wherein instruments affecting local real estate are customarily recorded appears to be a Trustee hereunder certifying the number of identity of Trustees, the due authorization of the execution of any instrument or writing the form of any vote passed at a meeting of Trustees or Shareholders, the fact that the number of Trustees present at any meeting or executing any written instrument satisfied the requirements of this Declaration of Trust the form of any by-law adopted by or the identity of any officer elected by the Trustees or the existence or non-existence of any fact or facts which in any manner relate to the affairs of the Trust shall be conclusive evidence as to the matters so certified in favor of any person dealing with the Trustees or any one or more or them and the successors or assigns of such person.

   SECTION  11.4.  Construction  of  Terms  Used.  In the  construction  of this
Declaration of Trust whether or not so expressed, words used in the singular or in the plural respectively include both the plural and singular, word denoting males include females and words denoting persons including individuals, firms, associations, companies (joint, stock or otherwise), trusts and corporations unless a contrary intention is to be inferred from or required by the subject matter or context. The cover, title, heading of different parts hereof, the tables of contents, the index of definitions and the marginal notes, if any, are inserted only for convenience of reference and are not to be taken to be any part hereof or to control or affect the meaning, construction, interpretation or effect hereon.

                                  ARTICLE 12
                              DURATION OF TRUST

   Subject to possible earlier  termination in accordance with the provisions of
Article 10 hereof the Trust shall continue until the expiration of twenty (20) years after the death of the last survivor of the following named persons, whichever first occurs:

                                               July 18, 1966 Gordon
                                               A. Carpenter Concord
                              born: son of:    Circle Arlington,
Bradford C. Carpenter.......  address:         Mass.
                                               May 6, 1969 C. Dean
                              born: son of:    Dusseault 16 Edgemoor
Christopher D. Dusseault ...  address:         Road Belmont, Mass.
                                               April 2, 1968 Arthur
                              born: daughter   G. Siler 40 Heath Hill
Juliet Siler................  of: address:     Brookline, Mass
                                               March 28, 1966 Jerome
                                               M. Leonard 65
                              born: son of:    Coronation Drive
Jerome M. Leonard, Jr. .....  address:         Dedham, Mass
                                               May 5, 1966 Fred R.
                              born: daughter   Becker 27 Albion
Marth Kerr Becker...........  of: address:     Street Newton, Mass
                                               July 27, 1967 John A.
                              born: son of:    Ritsher 36 Upland Road
Walter D. Ritsher...........  address:         Cambridge, Mass.
                                               January 4, 1969 Nelson
                              born: son of:    G. Ross 16 Michael
Douglas M. Ross.............  address:         Road Hingham, Mass.
                                               January 27, 1966 John
                              born: son of:    L. Worden 8 Kensington
Andrew B. Worden............  adress:          Road Arlington, Mass.

                                               April 24, 1967 John L.
                              born: son of:    Worden 8 Kensington
James D. Worden.............  address:         Road Arlington, Mass.


   IN WITNESS WHEREOF, BRINLEY M. HALL, as a Trustee as aforesaid, has signed these presents this 11th day of April, 1974.

                                            /s/ BRINLEY M. HALL
                                            -------------------------
                                                BRINLEY M. HALL

                                                                April 11, 1974

COMMONWEALTH OF MASSACHUSETTS |
                               > ss
COUNTY OF SUFFOLK             |

   Then personally appeared before me, BRINLEY M. HALL, who acknowledged the foregoing instrument to be his free act and deed and the free act and deed of the Trustees of Hubbard Real Estate Investments.

                                           /s/ Ann Adams Hurley
                                           --------------------------
                                                Notary Public


                                         ANN ADAMS HURLEY, Notary Public

                                      My Commission Expires: June 16, 1975

                                                                  [NOTARY SEAL]



                                                                Exhibit 9 (a)(1)





                     A true Copy Witnessed under the Great
                   Seal of the Commonwealth of Massachusetts.








                                                 /s/ Paul Guzzi
                                                 -------------------
                                                     Paul Guzzi
                                            Secretary of the Commonwealth.

                                                 /s/ John Grace
                                                 -------------------
                                                Deputy Secretary.


                       HUBBARD REAL ESTATE INVESTMENTS

                     Certificate of Amendment of Fourth
                  Amended and Restated Declaration of Trust

      The  undersigned,  a Trustee  of  Hubbard  Real  Estate  Investments  (the
"Trust"), hereby certifies pursuant to Section 1.3 of the Fourth Amended and Restated Declaration of Trust (the "Declaration of Trust"), that at a meeting of shareholders of the Trust duly called and held on March 29, 1977 in accordance with said declaration of Trust, at which a quroum of shareholders was present and voting throughout, the holders of not less than a majority of the aggregate number of shares of beneficial interest of the Trust then outstanding and entitled to vote thereon voted to amend the Declaration of Trust by amending
Section 8.4 thereof to read as follows:

      SECTION  8.4.  Other  Activities  of the  Advisor.  The Advisor  which the
Trustees employ or with which they contract and any office director, employee or shareholder of the Adviser who may also be a Trustee, officer or employee of the
Trust, may engage in other activities, including acquiring, managing, operating, disposing of and otherwise dealing in property of all types, real,  personal and mixed,  tangible and intangible,  and acting as a broker for,  and/or  rendering advice and other  services  to,  other  Persons in  connection  with the sale of purchase  of real  estate  of  Mortgages  and the  management  of its or his own investments  and the investment of other Persons and may be compensated  for any such advice or service by such other  Person.  Where the Adviser  originates  or arranges the acquisition or disposition of a Trust investment,  it may receive a brokerage commission or other compensation  therefor from the seller or buyer or other  Person,  provided  that except upon  termination  or  non-renewal  of the contract with the Adviser,  such commission or other compensation is required to be deducted  from future  advisory  fees  otherwise  payable by the Trust to the
Adviser.   The  Adviser  may  also  receive  a  brokerage  commission  or  other compensation  from a participant for services  rendered to such participant in a real  estate,  mortgage  or other  investment  in which the  Trust has  invested
Affiliates  of the  Adviser  may  receive  compensation  from the Trust or other
Persons in  connection  with  investments  and  activities of the Trust and such compensation  shall not be required to be deducted form advisory fees  otherwise payable by the Trust to the Adviser.

      The undersigned further certifies that, pursuant to Section 10 thereof, such Declaration of Trust has bee amended as aforesaid, effective upon the filing of this Certificate of Amendment in the Office of the Secretary of the Commonwealth of Massachusetts.

      WITNESS may hand this 29th day of March, 1977.

                                                /s/ Brinley M. Hall
                                                ----------------------
                                                    Brinley M. Hall - Trustee

COMMONWEALTH OF MASSACHUSETTS |
                               >  ss:
COUNTY OF SUFFOLK             |

      On this 29th day of March, 1977, before me personally  appeared Brinley M.
Hall, who executed the foregoing instrument and acknowledged that he executed the same as his free act and deed and the free act and deed of the Trustee of Hubbard Real Estate Investments.

                                              /s/ Ann Adams Hurley
                                              ---------------------
                                                  Notary Public

SEAL

My Commission Expires:

ANN ADAMS HURLEY
NOTARY PUBLIC
My commission expires June 18, 1978

                        HUBBARD REAL ESTATE INVESTMENTS


                          Certificate of Amendment of
                          Fourth Amended and Restated
                              Declaration of Trust


      The  undersigned,  a Trustee  of  Hubbard  Real  Estate  Investments  (the
"Trust") hereby certifies pursuant to Section 11.3 of the Fourth Amended and Restated Declaration of Trust (the "Declaration of Trust"), of the Trust, that at a meeting of shareholders of the Trust duly called and held on March 9, 1982 in accordance with said Declaration of Trust, at which a quorum of shareholders was present and voting throughout, the holders of not less than a majority of the aggregate number of shares of beneficial interest of the Trust then outstanding and entitled to vote thereon voted to amend the Declaration of Trust in the following respects:

      SECTION 6.19. To amend Section 6.19 of the Declaration of Trust to read in its entirety as follows:

            SECTION 6.19. Redemption of Shares; Disclosure of Holding. In the event that any Person, or Persons acting as a group, shall at any time acquire ownership in the aggregate of more than 9.9% of the outstanding
      Common Shares of this Trust, the Trustees may redeem such shares in excess of 9.9% (the "Excess Shares"). Any such redemption right may be exercised at any time but in no event later than 60 days after the Trustees shall have received written notice from such Person or Persons regarding such acquisition. After such 60 day period, the foregoing redemption right shall extend only to any Excess Shares not referred to in such notice and may be exercised at any time but in no event later than 60 days after the Trustees shall have received a similar notice regarding such additional
      Excess Shares. The redemption price shall be equal to the fair market value of the Shares as reflected in the latest bid quotation for the Shares (if then traded over-the-counter) or the closing sale price (if then listed on a national securities exchange) of such Shares as of the business day, preceding the day on which notice of redemption is sent, or, if no quotations or closing sale price for the Shares are available, as determined in good faith by the Trustees. From and after the date fixed for redemption by the Trustees, the holder of any Shares so called for redemption shall cease to be entitled to dividends, voting rights and other benefits with respect to such Shares excepting only the right to payment of the redemption price fixed as aforesaid. The right of redemption in this Section shall not apply to Excess Shares or additional
      Excess Shares acquired as a result of an offer for all outstanding  Common
      Shares of the  Trust.  For the  purpose  of this  Section  6.19,  the term
      "ownership" of Shares shall be defined in accordance with or by reference to the qualfication requirements of the REIT Provisions of the Internal
      Revenue Code and shall also mean ownership as defined under Rule 13(d), as in effect on January 15, 1982, promulgated by the Securities and Exchange
      Commission  pursuant to the Securities  Exchange Act of 1934; and the term
      "group" shall have the same meaning as that term has for purposes of such Rule 13(d), as in effect on January 15, 1982.

            The Shareholders shall upon demand disclose to the Trustees in writing such information with respect to direct and indirect ownership of Shares as the Trustees deem necessary to comply with the provisions of the Internal Revenue Code, or to comply with the requirements of any other taxing authority.

      SECTION 6.22. To amend Section 6.22 of the Declaration of Trust to read in its entirety as follows:

            SECTION 6.22.  Limitation of Pre-emptive  Rights.  Holders of Common
      Shares shall have no pre-emptive rights with respect to any Shares of any class or series or any Securities of the Trust which evidence indebtedness
      (or any Shares into which such Securities of the Trust may be converted) sold, offered or issued by the Trust. Holders of any series of Preferred
      Shares shall have pre-emptive rights only to the extent, if any, provided in the provisions of such series.

      SECTION 6.23. To amend Section 6.23 of the Declaration of Trust to read in its entirety an follows:

            SECTION 6.23. Dividend Investment and Share Purchase Plans. Subject to the provisions of any series of Preferred Shares at the time outstanding, the Trustees may establish from time to time one or more plans for holders of Common Shares which may permit Shareholders to invest dividends in Common Shares and which may also permit Shareholders to purchase additional Common Shares. The Trustees may amend, modify, alter and terminate any such plans. Any such plans may include a provision fixing the purchase price at such price as the Trustees shall from time to time determine, which price may be below market price or book value, or both, of the Common Shares.

      The undersigned further certifies that, pursuant to Section 10.1 thereof, such Declaration of Trust has been amended as aforesaid, effective upon filing of this Certificate of Amendment in the Office of the Secretary of The
Commonwealth of Massachusetts.


      WTTNESS my hand this 9th day of March, 1982.


                                              /s/ Brinley M. Hall
                                              ----------------------------
                                              Brinley M. Hall - Trustee

                        HUBBARD REAL ESTATE INVESTMENTS

                          Certificate of Amendement of
                          Fourth Amended and Restated
                              Declaration of Trust


      The  undersigned,  a Trustee  of  Hubbard  Real  Estate  Investments  (the
"Trust") hereby certifies pursuant to Section 11.3 of the Fourth Amended and Restated Declaration of Trust (the "Declaration of Trust"), of the Trust, that at a meeting of shareholders of the Trust duly called and held on March 12, 1985 in accordance with said Declaration of Trust, at which a quorum of shareholders was present and voting throughout, the holders of not less than a majority of the aggregate number of shares of beneficial interest of the Trust then outstanding and entitled to vote thereon voted to amend the Declaration of Trust in the following respect:

      To amend the second paragraph of Section 1.1 of the Declaration of Trust to read in its entirety as follows:

            Upon the written request of Hubbard Advisory  Corporation ("HAC") or any  successor  to HAC made no later  than 30 days  after  termination  or expiration of the Advisory  Agreement  dated as of May 1, 1981 between the
      Trust  and  HAC,  as the  same  may be  amended  from  time to time  (such
      termination   or  expiration   being   hereinafter   referred  to  as  the
      "termination"),  the  Trustees  shall not later than the  earlier of (a) 9 months  following the  termination or 9 months  following the date of such request,  whichever is later, or (b) following the  termination,  offering securities  in a firm  commitment  or  best  efforts  underwritten  public offering  registered  with the Securities and Exchange  Commission or in a firm commitment or best efforts  underwritten  private  offering of equity securities of the Trust  involving  more than 35  purchasers,  without any vote or consent of the Shareholders being required,  amend the Declaration of Trust of the Trust to change the name of the Trust to "HRE  Properties"
      or other name selected by the Trustees  which does not' include  "Hubbard"
      or any  approximation  thereof  including any name using the three or four letters "Hub" or "Hubb." Upon the  effectiveness of such name change,  HAC or its successor  shall promptly pay the Trust $50,000 in lieu and in full discharge  of any  reimbursement  by HAC or its  successor  of any and all expenses  incurred by the Trust in operation with such name change.  In no event  shall the Trust be  required  to change  its name less that 60 days following the later of the foregoing written request or the termination.

      The undersigned further certifies that, pursuant to Section 10.1 thereof, such Declaration of Trust has been amended as aforesaid, effectve uoon filing of this Certificate of Amendment in the Office of the Secretary of The Commonwealth of Massachusetts.

      WITNESS my hand this 29th day of March, 1985.



                                              /s/  William F. Murdoch, Jr.
                                              ----------------------------
                                                   William F. Murdoch, Jr.

                                 HRE PROPERTIES

                          Certificate of Amendment of
                          Fourth Amended and Restated
                              Declaration of Trust

      The undersigned,  a Trustee of HRE Properties (formerly named Hubbard Real
Estate Investments) (the 'Trust") hereby certifies pursuant to Section 11.3 of the Fourth Amended and Restated Declaration of Trust (the "Declaration of
Trust"), of the Trust, that at a meeting of shareholders of the Trust duly called and held on March 18, 1987 in accordance with said Declaration of Trust, at which a quorum of shareholders was present and voting throughout, the holders of not less than a majority of the aggregate number of shares of beneficial interest of the Trust then outstanding and entitled to vote thereon voted' to amend Sections 5.1, 5.2 and 5.3 of the Declaration of Trust to read as set forth in Appendix A to this certificate.

      The undersigned  further certifies that, pursuant to Section 10.1 thereof, such  Declaration of Trust has been amended as aforesaid,  effective upon filing
of  this  Certificate  of   Amendment  in the  Office  of the  Secretary  of The
Commonwealth of Massachusetts.

      WITNESS my hand this 19th day of March, 1987.



                                      /s/  William F. Murdoch, Jr.
                                      -----------------------------------
                                           William F. Murdoch, Jr. - Trustee



                                                                     APPENDIX A

                  Amendments to Sections 5.1, 5.2 and 5.3 of
                     Declaration of Trust of HRE Properties
                       Adopted at Meeting of Shareholders
                             Held on March 18, 1987
                  -------------------------------------------


VOTED:      That  Sections 5.1, 5.2 and 5.3 of the  Declaration  of Trust of HRE
            Properties be and they hereby are amended to read in their entirety as set forth below, and that invalidity or unenforceability of any of the provisions set forth below shall not affect the validity or enforceability of the remainder of such provisions:

      Section 5.1. No Personal  Liability of  Shareholders,  Trustees,  etc.. No
Shareholder shall be subject to any personal  liability  whatsoever to any other
Person in  connection  with Trust  Property  or the  affairs of the Trust and no
Trustee,  officer,  employee  or agent of the  Trust,  or member of the Board of
Consultants,  shall be subject to any personal  liability  whatsoever,  in tort, contract,  or otherwise,  to any other Person, in connection with Trust Property or the affairs of the Trust, save only that arising from his bad faith,  willful misfeasance,  gross  negligence  or reckless  disregard of his duties or for his failure to act in good faith in the reasonable belief that his action was in the best interests of the Trust; and all such other Persons shall look solely to the
Trust  Property for  satisfaction  of claims of any nature arising in connection with the affairs of the Trust. If any Shareholder,  Trustee, officer,  employee, agent, or member of the Board of Consultants,  as such, of this Trust, is made a party to any suit or proceeding to enforce any such  liability,  he shall not on account thereof be hold to any personal liability. The Trust shall indemnify and hold each Shareholder  harmless from and against all claims and liabilities,  to which  such  may  become  subject  by  reason  of his  being  or  having  been a
Shareholder,  and  shall  reimburse  such  Shareholder  for all  legal and other expenses  reasonably  him in connection  with any such claim or  liability.  The rights  accruing to a  Shareholder  under this Section 5.1 shall not exclude any other  right to which  such  Shareholder  may be  lawfully  entitled,  nor shall anything  herein  contained  restrict  the  right of the Trust to  indemnify  or
reimburse  a  Shareholder   in  any   appropriate   situation  even  though  not
specifically provided herein.

      Section 5.2. Non-Liability of Trustees, etc. No Trustee, officer or employee or agent of he Trust or member of the Board of Consultants, shall be liable to the Trust or to any Shareholder, Trustee, officer, employee, agent or member of the Board of Consultants thereof for any action or failure to act
(including without limitation the failure to compel in any way any former or acting Trustee to redress any breach of trust) except for his own bad faith, willful misfeasance, gross negligence or reckless disregard of his duties or for his failure to act in good faith in the reasonable belief that his action was in the best interests of the Trust. Notwithstanding anything in this Article 5 or in Article 9 or elsewhere in this Declaration of Trust to the contrary and without in any way increasing the liability of the Trustees beyond that otherwise provided in this Declaration of Trust, no Trustee of the Trust shall be liable to the Trust or to any Shareholder, Trustee, officer, employee, agent or member of the Board of Consultants for monetary damages for breach of fiduciary duty as a Trustee; provided that such provision shall not eliminate or limit the liability of a Trustee (i) for any breach of the Trustee's duty of loyalty to the Trust or its Shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, or
(iii) for any transaction from which the Trustee derived an improper personal benefit.

      Section 5.3. Mandatory Indemnification.  The Trust shall indemnify each of
its  Trustees,  officers,   employees,  agents  and  members  of  the  Board  of
Consultants,  if any  (including  persons who serve at its request as directors, officers,  trustees,  employees or agents of any Trust employee  benefit plan or another organization in which it has any interest, as a shareholder, creditor or otherwise)  against all  liabilities  and  expenses,  including  amounts paid in satisfaction of judgments, in compromise or as fines and penalties,  and counsel fees,  reasonably  incurred by him in connection with the defense or disposition of any action, suit or other proceedings, whether civil or criminal, in which he may be  involved  or  with  which  he may be  threatened,  while  in  office  or thereafter,  by  reason of his being or  having  been such a  Trustee,  officer, employee,  agent or member of the Board of  Consultants,  except with respect to any  matter as to which he shall  have  been  adjudicated  to have  acted in bad faith, willful misfeasance, reckless disregard of his duties or gross negligence or not to have acted in good faith in the reasonable  belief that his action was in the best  interests  of the Trust  (however,  notwithstanding  the  foregoing exception,  such  indemnification  shall  extend to  Trustees  who shall have no personal  liability  for  monetary  damages  to the  Trust  or its  Shareholders pursuant to the last sentence in Section 5.2); provided, however, that as to any matter disposed of by a compromise payment by such person, pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expenses  shall be  provided  unless  .the Trust  shall have  received a written opinion from  independent  legal counsel  approved by the Trustees to the effect either  (i)  that  if  the  matter  of bad  faith,  willful  misfeasance,  gross negligence or reckless  disregard of duty or good faith and reasonable belief as to the best  interests of the Trust,  had been  adjudicated,  it would have been adjudicated  in favor  of such  Person  or (ii) if the  matter  of the  personal liability  of a  Trustee  to the  Trust or any  Shareholder,  Trustee,  officer, employee,  agent or member of the Board of Consultants for monetary  damages for breach of fiduciary  duty pursuant to the last sentence of Section 5.2, had been adjudicated,  it would have been  adjudicated in favor of such Person.  A Person shall be entitled to  indemnification  if such  counsel  opines  favorably as to either the matter in clause (i) or the matter in clause (ii).

      The rights accruing to any Person under the provisions of this Section 5.3 shall  not  exclude  any  other  right  to which  he may be  lawfully  entitled, including any provision of the By-laws of the Trust consistent with this Section
5.3, nor shall  anything  contained  herein  restrict the right of this Trust to
indemnify  or  reimburse   any  Person  in  any  proper  case  even  though  not
specifically  provided for herein,  nor shall anything contained herein restrict such rights of any Person to contribution  as may be available under  applicable
law,   provided,   that  no  Person  may  satisfy  any  right  of  indemnity  or reimbursement  granted  herein or in Section 5.1 or to which he may be otherwise entitled  except out of the property of the Trust,  and no Shareholder  shall be personally  liable to any  Person  with  respect to any claim for  indemnity  or reimbursement  or otherwise.  The Trust may make advance payments (and may agree in advance to make such advance payments  generally or in particular  cases) in connection  with  indemnification  under this  Section  5.3,  provided  that the indemnified Person shall have given a written undertaking to reimburse the Trust in the event it is  subsequently  determined that such Person is not entitled to such indemnification.

      In order to carry out the intent and purposes of this Section 5.3, and to assure the Trust's performance of its obligations hereunder, the Trust shall have the power to enter into agreements with Trustees, officers, employees, agents or members of the Board of Consultants designated by the Trustees, without specific approval thereof by the shareholders of this Trust. The terms of any such agreements need not be identical to the terms of any other such agreement and any such agreement which had been entered into may subsequently be amended or changed by mutual agreement of the parties thereto, without specific approval thereof by the shareholders of the Trust.

      The Trust  shall  have the power to  dedicate  the  assets of the Trust to establish  arrangements for funding its indemnification  obligations under this
Section  5.3,  including  but not limited to  depositing  assets in trust funds, obtaining bank letters of credit in favor of indemnified  Persons,  establishing
specific   reserve  accounts  and  otherwise   funding  special   self-insurance
arrangements for these purposes.


                                 HRE PROPERTIES

                      Certificate of Vote of the Trustees
                    Designating a Series of Preferred Shares

      The undersigned,  a Trustee of HRE Properties (formerly named Hubbard Real
Estate Investments) (the "Trust") hereby certifies pursuant to Section 11.3 of the fourth amended and restated Declaration of Trust (the "Declaration of Trust"), of the Trust, that at a meeting of the Trustees of the Trust duly called and held on October 27, 1988 in accordance with said Declaration of Trust, at which a quorum of Trustees were present and voting throughout, no less than seventy-five percent of the Trustees then in office voted to designate a series of Preferred Shares pursuant to Section 6.3 of the Declaration of Trust as set forth in Appendix A to this Certificate.



      WITNESS my hand this day of October 27th, 1988.


                                      /s/  William F. Murdoch, Jr.
                                      -----------------------------------
                                           William F. Murdoch, Jr.
                                           Trustee




                                                                      APPENDIX A


                     VOTE OF THE TRUSTEES OF HRE PROPERTIES
                            DESIGNATING A SERIES OF
                                PREFERRED SHARES


      VOTED: That pursuant to the authority vested in the Trustees in accordance with Section 6.3 of the Declaration of Trust, as amended, a series of Preferred
Shares be and it hereby is created, and that the designation and amount thereof and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations and restrictions thereof are as follows:

      Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Participating Preferred Shares" (the "Series A Shares") and the number of shares constituting such series shall be 150,000.

      Section 2. Dividends and Distributions.

            (A) Subject to the prior and superior rights of the holders of any shares of any series of Preferred Shares ranking prior and superior to the Series A Shares with respect to dividends, the holders of Series A Shares shall be entitled to receive, when, as and if declared by the Trustees out of funds legally available for the purpose, quarterly dividends payable in cash to holders of record on the 15th day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly
      Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Shares, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $.25 or (b) subject to the provision for adjustment set forth in Section 7 hereof, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in Common Shares or a subdivision of the outstanding Common Shares (by reclassification or otherwise), declared on the Common Shares of the Trust (the "Common Shares") since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first
      Quarterly Dividend Payment Date, since the first issuance of any share of fraction of a share of Series A Shares.

            (B) The Trust shall declare a dividend or distribution on the Series
      A Shares as provided in paragraph (A) of this Section 2 immediately after it declares a dividend or distribution on the Common Shares (other than a dividend payable in shares of or subdivision with respect to Common
      Shares); provided, however, that, in the event no dividend or distribution shall have been declared on the Common Shares during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly
      Dividend Payment Date, a dividend of $.25 per share on the Series A Shares shall nevertheless be payable on such subsequent Quarterly Dividend
      Payment Date.

            (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Shares from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Shares, unless the date of issue of such shares is prior to the record date for the first
      Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Shares entitled to receive a quarterly dividend and before such Quarterly
      Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment
      Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Shares in an amount less than the total amount of all such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Trustees may fix a record date for the determination of holders of shares of Series A Shares entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 60 days prior to the date fixed for the payment thereof.

      Section 3. Voting Rights. The holders of shares of Series A Shares shall have the following voting rights:

            (A) Subject to the  provision  for  adjustment  set forth in Section
      7 hereof, each share Of Series A Shares shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the shareholders of the Trust.

            (B) Except as otherwise provided herein, in the Declaration of Trust, as amended, of the Trust (the "Declaration of Trust") or by law, the holders of shares of Series A Shares and the holders of shares of Common Shares shall vote together as one class on all matters submitted to a vote of shareholders of the Trust.

            (C)

                  (i) If at the time of any annual meeting of  shareholders  for the election of trustees a default in preferred dividends (as hereinafter defined) shall exist, the holders of shares of Preferred
            Shares voting separately as a class without regard to series (with each share of Preferred Shares being entitled to that number of votes to which it is entitled on matters submitted to shareholders generally, or, if it is not entitle to vote with respect to such matters, to one vote), shall have the right to elect two members of the Trustees of the Trust. The holders of Common Shares shall not be entitled to vote in the election of the two Trustees so to be elected by the holders of shares of Preferred Shares. Any trustee elected by the holders of shares of Preferred Shares, voting as a class as aforesaid, shall continue to serve as such trustee for the full term for which he shall have been elected notwithstanding that prior to the end of such term a default in preferred dividends shall cease to exist. If, prior to the end of the term of any trustee elected by the holders of the Preferred Shares, voting as a class as aforesaid, a vacancy in the office of such trustee shall occur by reason of death, resignation, removal or disability, or for any other cause, such vacancy shall be filled for the unexpired term in the manner provided in the Declaration of Trust, provided that, if the Declaration of Trust provides that such vacancy shall be filled by election by the shareholders at a meeting thereof, the right to fill such vacancy shall be vested in the holders of Preferred
            Shares, voting as a class as aforesaid, unless, in any such case, no default in preferred dividends shall exist at the time of such election.

                  (ii) For the purposes of paragraph (C)(i) of this Section 3, a default in preferred dividends shall be deemed to have occurred whenever the amount of dividends in arrears upon any series of Preferred Shares shall be equivalent to six full quarterly dividends or more and, having so occurred, such default in preferred dividends shall be deemed to exist thereafter until all accrued dividends on all shares of Preferred Shares then outstanding shall have been paid to the end of the last preceding quarterly dividend period. Nothing herein contained shall be deemed to prevent an amendment of the Declaration of Trust, in the manner therein provided, which shall increase the number of Trustees so as to provide as additional places on the Trustees either or both the trusteeships to be filled by the two Trustees so to be elected by the holders of the Preferred
            Shares or to prevent any other change in the number of trustees of the Trust.

            (D) Except as set forth herein, holders of Series A Shares shall have no special voting rights and their consent shall not be required
      (except to the extent  they are  entitled  to vote with  holders of Common
      Shares as set forth herein) for taking any corporate action.

      Section 4. Certain Restrictions.

            (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Shares as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Shares outstanding shall have been paid in full, the Trust shall not

                  (i) declare of pay dividends  on, make any other  distribution on, or redeem or purchase or otherwise acquire for consideration any beneficial shares ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Shares;

                  (ii)   declare  or  pay   dividends   on  or  make  any  other
            distributions  of any beneficial  shares ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Shares,  except  dividends paid ratably on the Series A
            Shares and all such parity shares on which  dividends are payable or in arrears in proportion  to the total amounts to which the  holders of all such shares are then entitled;

                  (iii)   redeem  or   purchase   or   otherwise   acquire   for
            consideration  any beneficial  shares ranking on a parity (either as to dividends or upon  liquidation,  dissolution  or winding up) with the Series A Shares, provided that the Trust may at any time redeem, purchase or otherwise acquire such parity shares in exchange for any beneficial  shares  of  the  Trust  ranking  junior  (either  as  to dividends  or upon  dissolution,  liquidation  or winding up) to the
            Series A Shares; or

                  (iv) purchase or otherwise acquire for consideration any shares of Series A Shares, or any beneficial shares ranking on a parity with the Series A Shares, except in accordance with a purchase offer made in writing or by publication (as determined by the Trustees) to all holders of such shares upon such terms as the Trustees, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

            (B) The Trust shall not permit any subsidiary of the Trust to purchase or otherwise acquire for consideration any beneficial shares of the Trust unless the Trust could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

      Section 5. Liquidation, Dissolution or Winding Up.

            (A) Upon any  liquidation  (voluntary or otherwise),  dissolution or winding up of the Trust, no  distribution  shall be made to the holders of
      beneficial   shares  ranking  junior  (either  as  to  dividends  or  upon liquidation,  dissolution  or winding  up) to the Series A Shares  unless, prior  thereto,  the  holders  of  shares of  Series A Shares  shall  have received  $100 per  share  plus an  amount  equal to  accrued  and  unpaid dividends and distributions thereon,  whether or not declared, to the date of such payment (the "Series A  Liquidation  Preference").  Following  the
      payment of the full  amount of the  Series A  Liquidation  Preference,  no additional  distributions shall be made to the holders of shares of Series
      A Shares  unless,  prior  thereto,  the holders of shares of Common  Stock
      (which term shall  include,  for the purposes  only of this Section 5, any series of the Trust's Preferred Shares ranking on a parity with the Common
      Shares upon liquidation, dissolution or winding up) shall have received an amount per share (the "Common  Adjustment") equal to the quotient obtained by  dividing  (i) the  Series  A  Liquidation  Preference  by (ii) 100 (as
      appropriately  adjusted  as set forth in Section 7 hereof to reflect  such events as share splits, share dividends and recapitalizations with respect to the  Common  Shares;  such  number  in  clause  (ii),  the  "Adjustment
      Number").  In the event,  however,  that there are not  sufficient  assets available to permit  payment in full of the Common  Adjustment,  then such remaining  assets  shall be  distributed  ratably to the holders of Common
      Shares.  Following  the  payment  of  the  full  amount  of the  Series  A
      Liquidation  Preference  and  the  common  Adjustment  in  respect  of all outstanding  shares of Series A Shares  and Common  Shares,  respectively, holders of Series A Shares and  holders of shares of Common  Shares  shall receive their ratable and  proportionate  share of the remaining assets to be  distributed  in the  ratio of the  Adjustment  Number  to one (1) with respect to such Series A Shares and Common  Shares,  on a per share basis, respectively.

            (B) In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Shares, if any, which rank on a parity with the Series A Shares, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences.


      Section 6. Consolidation, Merqer, etc. In case the Trust shall enter into any consolidation, merger, combination or other transaction in which the Common
Shares are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the Series A Shares shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment set forth in Section 7 hereof) equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each Common Share is changed or exchanged.

      Section 7. Certain Adjustments. In the event the Trust shall at any time declare or pay any dividend on common Shares payable in Common Shares, or effect a subdivision or combination or consolidation of the outstanding Common Shares
(by  reclassification  or  otherwise  than by payment  of a  dividend  in common
Shares) into a greater or lesser number of shares of Common Shares, then, in each such case, the amounts set forth in Sections 2(A), 3(A), 5(A) and 6 hereof with respect to the multiple of (i) cash and non-cash dividends, (ii) votes,
(iii) the Series A Liquidation Preference and (iv) an aggregate amount of stock, securities, cash and/or other property referred to in Section 6 hereof, shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares that were outstanding immediately prior to such event.

      Section 8. Ranking. The Series A Shares shall rank pari passu with (or if determined by the Trustees in any vote establishing any other series of Preferred Shares, either, senior or preferred to or junior and subordinate to as the case may be) each other series of Preferred Shares of the Trust with respect to dividends and/or preference upon liquidation, dissolution or winding up.

      Section 9. Redemption. Series A Shares may be redeemed by the Trust at such times and on such terms as may be agreed to between the Trust and the redeeming shareholder, subject to any limitations which may be imposed by law or the Declaration of Trust.

      Section 10. Amendment. The Declaration of Trust, shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Shares so as to affect them adversely without the affirmative vote of the holders of two-thirds or more of the outstanding shares of Series A Shares, if any, voting together as a single class.

      Section 11. Fractional Share. Series A Shares may be issued by fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A
Shares.

                            Certificate Of Amendment
                             Of Fourth Amended and
                         Restated Declaration of Trust


      The  undersigned,  a Trustee  of  Hubbard  Real  Estate  Investments  (the
"Trust"), hereby certifies pursuant to Section 11.3 of the Fourth Amended and Restated Declaration of Trust (the "Declaration of Trust") of the Trust, that at a meeting of Trustees of the Trust duly called and held on December 17, 1985, in accordance with said Declaration of Trust, at which a quorum of Trustees was present and voting throughout, the Trustees unanimously voted to amend the Declaration of Trust, effective February 1, 1966, in the following respect:

      To   amend  Section  1.1  of the  Declaration  of  Trust  to  read  in its entirely as follows:

      SECTION 1.1.  Name.  The trust  created by  this  Declaration  of Trust is herein  referred  to as  the  "Trust"  and  shall  be  known  by the  name  "HRE
Properties"; so far as may be practicable,  legal and convenient, the affairs of
the Trust shall be conducted   and transacted  under such name,  which name (and
the word "Trust"  whenever used in this  Declaration  of Trust,  except when the context  otherwise  requires)  shall refer to the  trustees as trustees  and not individually  or  personally  and  shall  not  refer  to  the  beneficiaries  or
Shareholders of the Trust, or to any officers, employees, or agents of the Trust or of such Trustees.  Under  circumstances in which the Trustees  determine that the use of the name "HRE  Properties" is not  practicable,  legal or convenient, they may as appropriate use their names with suitable reference to their trustee status, or some other suitable designation, or they may adopt another name under which the Trust may hold property or operate in any state,  which name shall not refer  to the  beneficiaries  or  Shareholders  of the  Trust,  or any  officers employees, or agents of the Trust or of such Trustees.

      To amend Section 1.2 of the Declaration of Trust to read in its entirety as follows:

      SECTION 1.2. Title to Property. Legal title to all of the Trust Property shall be transferred to, vested in and held by the Trustees, as joint tenants with right of survivorship as Trustees of this Trust, except as provided in
Section 3.5. Where legal title is transferred (whether to or by the Trust) in the name HRE Properties, such name shall be deemed to refer to the Trustees as aforesaid.

      The undersigned further certifies that pursuant to Section 10.1. thereof, such Declaration of Trust has been amended as aforesaid, effective February 1, 1986.



      WITNESS my hand this 15 day of January, 1986.


                                      /s/  William F. Murdoch, Jr.
                                      -----------------------------------
                                           William F. Murdoch, Jr.
                                           Trustee


                                 HRE PROPERTIES


                            Certificate of Amendment
                          Fourth Amended and Restated
                              Declaration of Trust


      The undersigned, a Trustee of  HRE Properties  (fomerly named Hubbard Real
Estate Investments) (the "Trust") hereby certifies pursuant to Section 11.3 of the Fourth Amended and Restated Declaration of Trust (the "Declaration of
Trust"), of the Trust, that at a meeting of shareholders of the Trust duly called and held on March 3, 1994 in accordance with said Declaration of Trust, at which a quorum of shareholders was present and voting throughout, the holders of not less than a majority of the aggregate number of shares of beneficial interest of the Trust then outstanding and entitled to vote thereon voted to amend the Declaration of Trust in the following respect:

      To amend Section 2.2 of the Declaration of Trust to read in its entirety as follows:

            Section 2.2 Terms of Office; Election and Qualification. Subject to the provisions of Sections 2.3 and 2.4, each Trustee shall hold office until the expiration of his term and until the election and qualification of his successor. Except as otherwise required by the provisions of any series of Preferred Shares at the time outstanding, commencing at the Annual Shareholders Meeting held in 1994, the terms of office of the Board of Trustees shall be divided into three classes, Class 1, Class II and Class III. All classes shall be as nearly equal in number as possible, and no class shall include fewer than one or more than five Trustees.

            The terms of office of the Trustees initially classified shall be as follows:  (i)  that of  Class I shall  expire  at the  Annual  Meeting  of
      Shareholders to be held in 1995, (ii) that of Class II shall expire at the
      Annual Meeting of Shareholders to be held in 1996, and (iii) that of Class
      III shall expire at the Annual Meeting of Shareholders to be held in 1997, and in all cases until a successor shall have been duly elected  and shall
      have  qualified.   At  each  Annual  Meeting  of  Shareholders  after  the
      aforementioned classification, the successor to Trustees whose terms shall then  expire  shall be  elected  to serve  from the time of  election  and qualification  until the third Annual  Meeting of  Shareholders  following election and until a successor shall have been duly elected and shall have qualified. Trustees may succeed themselves in office.

            Except as  otherwise  required  by the  provisions  of any series of
      Preferred Shares at the time outstanding,  the election of Trustees at any meeting of Shareholders shall be by the affirmative vote of the holders of a majority of the shares present in person or by proxy at such meeting and then entitled to vote in the election of  Trustees.  A Trustee shall be an individual  at least  twenty-one  (21) years of age who is not under legal disability.  Such  individual  shall  qualify as a Trustee by signing this
      Declaration of Trust,  as so amended.  Trustees   continuing  in office by
      re-election or  re-appointment  need not re-qualify as Trustees.  Trustees may, but need not, own shares.

      The undersigned further certifies that, pursuant to Section 10.1 thereof, such Declaration of Trust has been amended as aforesaid, effective upon filing of this Certificate of Amendment in the Office of the Secretary of The
Commonwealth of Massachusetts.

      WITNESS my hand this 3rd day of March, 1994.


                                      /s/  Charles J. Urstadt
                                      --------------------------
                                           Charles J. Urstadt











                                     NO. 30
                     AMENDMENT RE: TRUSTEES TERMS OF OFFICE
                                 HRE PROPERTIES

                                                       HRE PROPERTIES

                                                  Certificate of Amendment
                                                 Fourth Amended and Restated
                                                    Declaration of Trust


     The undersigned, a Trustee of HRE Properties (formerly named Hubbard Real Estate Investments)(the "Trust") hereby certifies pursuant to Section 11.3 of the Fourth Amended and Restated Declaration of Trust (the "Declaration of Trust"), of
the Trust, that at a meeting of shareholders of the Trust duly called and held on March 15, 1995, as adjourned and reconvened and held on April 5, 1995 in accordance with said Declaration of Trust, at which a quorum of shareholders was present and voting throughout, the holders of not less than a majority of the aggregate number of shares of beneficial interest of the
Trust then outstanding and entitled to vote thereon voted to amend the Declaration of Trust in the following respects:

     To amend Section 2.3 of the Declaration of Trust to read in its entirety as follows:

          Section 2.3 Resignation and Removal.  Any Trustee may resign his trusteeship by instrument in writing signed by him and delivered or mailed to the President or Secretary, and such resignation shall take effect immediately upon receipt by the President or Secretary of at a later date according to the terms of the instrument.  Subject to the provisions of any series of Preferred Shares at the time outstanding, the Shareholders, by action of the holders of two-thirds (2/3)of the Shares then outstanding and entitled to vote in the election of Trustees (which action shall be taken only by vote at a meeting called for the purpose in accordance with Section 7.3), may remove any Trustee with or without cause.

     To amend Section 10.1 of the Declaration of Trust to add the following additional sentence at the end of current Section
10.1:

          . . .Further, notwithstanding the foregoing, no amendment may be made pursuant to this Section 10.1 which would relate to Section 2.3 except with the vote or written consent of the holders of two-thirds (2/3) of the outstanding
     Common Shares entitled to vote thereon.

     The undersigned further certifies that, pursuant to Section 10.1 thereof, such Declaration of Trust has been amended as aforesaid, effective upon filing of this Certificate of Amendment in the Office of the Secretary of The Commonwealth of
Massachusetts.

     WITNESS my hand this 5th day of April, 1995.



                                         Charles J. Urstadt