Form 10-Q
period 1995-07-31
HRE PROPERTIES
filed 1995-09-25
CIK 48896

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC  20549

                       Quarterly Report under Section 13 or 15(d) of
                            The Securities Exchange Act of 1934

For Quarter Ended July 31, 1995                 Commission File Number 1-6309

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

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report: 5,362,451

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

                                           INDEX

                                      HRE PROPERTIES



PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)


Consolidated Statements of Income--Three months ended July 31, 1995 and
1994,

Nine months ended July 31, 1995 and 1994.

Consolidated Balance Sheets--July 31, 1995 and October 31, 1994.

Consolidated Statements of Cash Flows--Nine months ended July 31, 1995 and 1994.

Consolidated Statements of Shareholders' Equity--Nine months ended July 31, 1995 and 1994.

Notes to Consolidated Financial Statements.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

SIGNATURES


                                       Page 2 of 12


 HRE PROPERTIES
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
                                         July 31,   October 31,


                                            1995       1994
ASSETS

Real Estate Investments:
Properties at cost, net of accumulated
  depreciation and recoveries             $ 77,519 $ 114,197
Properties available for sale               48,488     6,434
Mortgage notes receivable                    3,971     7,763

                                           129,978   128,394

Cash and cash equivalents                    4,325     8,738
Deposits held in trust                       9,961        --
Interest and rent receivable                 2,219     2,343
Deferred charges, net of
accumulated amortization                     2,210     2,108
Other assets                                 1,106       976

                                          $149,799  $142,559

LIABILITIES AND SHAREHOLDERS EQUITY

 Liabilities:
  Bank loan                               $  5,000  $  5,000
  Mortgage notes payable                    57,315    46,386
  Accounts payable and accrued expenses      1,193     1,024
  Deferred trustees fees                      429       521
  Other liabilities                          1,205     1,147

                                            65,142    54,078
 Shareholders Equity:
  Preferred shares, without par value;
  2,000,000 shares authorized;
  none issued
  Common shares, without par value;
  unlimited shares authorized;
  5,540,799 and 5,520,044 issued on
  July 31, 1995 and October 31, 1994,
  respectively                              123,733   123,507
  Less 178,348 common shares held in
  treasury, at cost                          (2,861)   (2,861)
  Distributions in excess of
  accumulated net income                    (36,215)  (32,165)
                                             84,657    88,481

                                           $149,799  $142,559

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

































                                     Page 3 of 12


HRE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                        Nine Months Ended Three Months Ended
                                            July 31           July 31

                                        1995   1994   1995    1994
Revenues:
  Operating leases                   $14,746$12,232 $5,160$4,217
  Financing leases                       963  1,055    319   343
  Interest and other                     882    779    337   259

                                      16,591 14,066  5,816 4,819

 Operating Expenses:
  Property expenses                    5,803  5,473  1,948 1,835
  Interest                             3,887  2,678  1,375   965
  Depreciation and amortization        3,532  3,001  1,203 1,061
  General and administrative expenses  1,247  1,091    502   336
  Trustees fees and expenses            130    123     40    38
  Writedown in carrying value
   of investments                      7,000         7,000

                                      21,599 12,366 12,068  4,235

 Income (Loss) before
   Gains on Sales of Properties       (5,008) 1,700 (6,252)   584

 Gains on Sales of Properties          5,502     82     --    --

 Net Income (Loss)                   $   494 $1,782$(6,252)$  584

 Net Income (Loss) per Common Share  $   .09 $  .34$ (1.17)$  .11

 Weighted Average Number of
 Common Shares Outstanding             5,348  5,326   5,353 5,333

 The accompanying notes to consolidated financial statements are an integral part of these statements.
                                          Page 4 of 12

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                           Nine Months Ended July 31,
                                          1995     1994
Operating Activities:
  Net income                           $   494 $  1,782
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization          3,620    3,058
  Recovery of investment in properties owned
        subject to financing leases      1,106    1,092
  Minority interest in results of
         consolidated joint venture         42      (13)
  Gains on sales of properties          (5,502)     (82)
  Writedown in carrying
     value of investments                7,000
  Changes in operating assets and liabilities:
  (Increase) decrease in interest
     and rent receivable                  124      (661)
  Increase (decrease) in accounts payable
    and accrued expenses                   77       261
  (Increase) decrease in other assets
    and other liabilities, net           (191)   (1,035)

  Net Cash Provided by
    Operating Activities                6,770     4,402

 Investing Activities:
  Acquisitions of properties owned    (19,476)  (25,816)
  Improvements to existing properties
   owned and deferred charges         ( 1,760)   (1,451)
  Proceeds from sale of
   mortgage note receivable             3,400__
  Proceeds from sales of properties
   and investment in
   unconsolidated joint venture            __      705
  Payments received on mortgage
   notes receivable                      42         50
 Miscellaneous                                      31

   Net Cash Used in Investing Activities(17,794)(26,481)

 Financing Activities:
  Proceeds from bank loan                  --     5,000
  Proceeds from mortgage notes          11,250   18,000
  Dividends paid                       (4,544)   (4,367)
  Proceeds from sales of
  additional common shares                226       235
  Payments on mortgage notes payable     (321)     (257)

   Net Cash Provided by
 Financing Activities                    6,611   18,611

 Net (Decrease) In Cash
 and Cash Equivalents                    (4,413) (3,468)
 Cash and Cash Equivalents
  at Beginning of Period                  8,738   7,061
 Cash and Cash Equivalents
 at End of Period                      $  4,325$  3,593

 The accompanying notes to consolidated financial statements are an integral part of these statements.


























                                   Page 5 of 12

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (UNAUDITED)
(In thousands, except shares and per share data)


                                                       (Distributions
                           Common Shares       Treasury In Excess of
                           Outstanding Issued  Shares,  Accumulated
                               Number Amount at Cost    Net Income)   Total
Balances  October 31, 1993 5,320,106 $123,205 $(2,861) $(27,648) $92,696
 Net Income                                                1,782    1,782


 Cash dividends paid
 ($.82 per share)                                        (4,367)  (4,367)

 Sale of additional common
 shares under dividend
 reinvestment plan             13,406      194                        194
 Common shares issued upon
 exercise of stock options      3,542       41                         41

Balances   July 31, 1994    5,337,054 $123,440 $(2,861) $(30,233) $90,346

Balances   October 31, 1994 5,341,696 $123,507 $(2,861) $(32,165) $88,481
 Net income                                                  494      494
 Cash dividends paid
 ($.85 per share)                                         (4,544)  (4,544)
 Sale of additional common
 shares under dividend
 reinvestment plan             14,087      194                        194
 Common shares issued
 upon exercise of
 stock options                  6,668       32                         32

Balances   July 31, 1995    5,362,451 $123,733 $(2,861) $(36,215)$ 84,657



The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     Page 6 of 12


                                    HRE PROPERTIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), its wholly-owned subsidiary, and a joint venture in which the Trust has the ability to control the affairs of the venture.
All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and nine-month periods ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending October 31,1995.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included n the Trust's annual report for the fiscal year ended
October 31, 1994.


Properties Available for Sale


 Properties available for sale are carried at the lower of cost or net realizable value less estimated costs of disposal. A property is classified as available for sale upon determination by the Trustees that the property is to be marketed for sale in the normal course of business over the next several years.

  In September 1995, the Trustees authorized a plan to sell non-core properties
 of the Trust over the next several years.   The non-core properties total
 eleven properties and consist of all of the Trust's office and distribution and service properties and certain retail properties located outside of the Northeast region of the U.S. These properties, having a net carrying amount of $48,488,000, have been classified as Properties available for sale in the accompanying Consolidated Balance Sheet at July 31, 1995.
As a result of this change in investment strategy with respect to the non-core properties, the Trust recorded a charge in the accompanying 1995 consolidated statement of income of $7,000,000 to adjust the carrying value of properties available for sale to the lower of cost or net realizable value.
                                     Page 7 of 12

HRE PROPERTIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) - CONTINUED
Properties

In January 1995, the Trust acquired a 193,000 square foot retail shopping center located in Danbury, Connecticut for a purchase price of $19.25 million. The property was acquired subject to a nonrecourse first mortgage loan of $11.25 million. The mortgage loan bears interest at an annual rate of 9.5% for a five-year term with interest only due monthly.

Sales of Properties

In April, 1995, the Trust sold three industrial properties net leased to a single tenant for net cash proceeds of $9,827,000 resulting in gains on sales of the properties for financial accounting purposes of $5,502,000. The sales were structured as tax-deferred exchanges under Section 1031 of the Internal Revenue Code and as a result, the proceeds from the sales are being held on deposit.
The proceeds are expected to be used to complete the purchase of one or more replacement properties within six months of the sale transaction closing dates. In the event that the Trust does not complete the exchange of properties within the prescribed period the proceeds will be paid to the Trust and the gains on sales will be included in the Trust's taxable income for fiscal year 1995.

The Trust has signed a contract to sell a retail property having a net carrying amount of $850,000 for a cash price of approximately $7.1 million.

Bank Line of Credit

In June 1995, the Trust renewed one of its unsecured lines of credit with a commercial bank, for a period of one year. The line of credit in the amount of $10 million was amended to provide for the issuance of letters of credit, as part of the total line of credit, up to a maximum of $4,300,000. Borrowings under the line of credit are at a rate of prime plus 1/2% per annum. There were no amounts outstanding under this line of credit at July 31, 1995.

Commitment

In August 1995, the Trust signed a contract to purchase a 126,000 square foot retail shopping center located in Carmel, New York. The property is to be acquired at a purchase price of $7,350,000. The transaction is scheduled to be completed in fiscal 1995 and is expected to be funded from the proceeds of a tax-deferred exchange of properties.

                                     Page 8 of 12


                      PART I - FINANCIAL INFORMATION (continued)
Item 2

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

The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At July 31, 1995, the Trust had $4.3 million in cash and cash equivalents. Current liabilities, including current installments of principal payments of mortgage notes payable and short-term borrowings under unsecured bank lines of credit, were approximately
$6.1 million. The bank lines of credit are available to finance the acquisition, management or development of commercial real estate and a portion of such credit lines is available for working capital purposes. The credit lines totalling $17 million will expire at various periods in 1996. One line of credit for $10 million was amended to provide for the issuance of letters of credit up to $4.3 million. Outstanding borrowings, if any, may be repaid from proceeds of additional debt financings or sales of properties.
The Trust may also request that the time for repayment be extended by the banks. It is the Trust's intent to renew these credit lines as they expire. At July 31, 1995 outstanding borrowings under one of the credit line facilities amounted to $5,000,000.
Long-term debt consisted of nine mortgage notes payable totalling $57.3 million, of which $91,000 in principal payments are due in fiscal 1995.

In September 1995, the Board of Trustees of the Trust authorized a plan to sell non-core properties of the Trust in the normal course of business over the next several years. The non-core properties total eleven properties, having an aggregate net carrying amount of $48,488,000, and comprise all of the Trust's office, distribution and service facilities, and certain retail properties located outside of the Northeast region of the United States. As a result of this change in investment strategy, with respect to the non-core properties, the Trust recorded a charge in the statement of income of $7,000,000 to write down the carrying value of two of the non-core properties to their estimated net realizable values.
                                     Page 9 of 12
The Trustees have refined and expanded the Trust's strategic objective to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast. During the last four years, the Trust has selectively sold or disposed of properties which the Trust determined no longer fit into its strategic plan and redeployed the proceeds of sale and new mortgage debt into primarily retail properties.
Since fiscal 1992, the Trust has acquired nearly $66 million of retail properties in the Northeast.

The Trust believes that economic conditions in the real estate markets where the Trust's non-core properties are located have improved and that opportunities to sell those properties over the next several years have also improved. In this connection, the Trust has received a letter of intent from a purchaser to sell one of its distribution and service properties with a net carrying amount of $1.2 million for a cash price of approximately $3.22 million. The Trust has also contracted to sell a retail property with a net carrying amount of $850,000 for a sale price of $7.1 million. The transactions are expected to close in fiscal 1995 or shortly thereafter. The proceeds from such sales may be used to make additional real estate investments and/or reduce outstanding mortgage loan indebtedness or meet dividend distribution requirements.

In April, 1995, the Trust sold three industrial properties net leased to a single tenant for net cash proceeds of $9,827,000 resulting in gains on sales of the properties of $5,502,000. The sales were structured as tax-deferred exchanges under Section 1031 of the Internal Revenue and as a result, the proceeds from the sales are being held on deposit. The proceeds are expected to be used to complete the purchase of one or more replacement properties within six months of the sale transaction closing dates. In the event that the Trust does not complete the exchange of properties within the prescribed period the proceeds will be paid to the Trust and the gains on sales will be included in the Trust's taxable income for fiscal year 1995.

The Trust also expects to make additional real estate investments periodically. The funds for such investments may come from existing liquid assets, line of credit arrangements, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. In August 1995, the Trust entered into a contract to purchase a 126,000 sf shopping center located in Carmel, New York at a purchase price of $7,350,000.
The Trust expects to use
the proceeds from the tax-deferred exchanges referred to above to fund the acquisition costs. In
January 1995, the Trust also acquired a 193,000 square foot shopping center located in Danbury,
Connecticut. The property was acquired at a purchase price of $19.25 million and funded through a first mortgage loan of $11.25 million and available cash. The first mortgage bears interest at 9.5% per annum and matures in five years. The Trust also invests in its existing properties and, during
the first nine months of fiscal 1995, spent approximately $1.7 million on its properties for capital
improvements and leasing costs.


                                     Page 10 of 12
Results of Operations

Revenues
Total revenues for the three-month and nine-month periods ended July 31, 1995 were $5,816,000 and $16,591,000 compared to $4,819,000 and $14,066,000 for
the similar periods in fiscal 1994.

Operating lease revenues increased by $2,514,000 or 20.5% in the first nine-months of fiscal
1995 compared to the prior year's period primarily from the additional rents of the Trust's retail properties located in Danbury,
Connecticut and Meriden, Connecticut. The Danbury, Connecticut property known as Danbury Square Shopping Center was acquired by the Trust in January, 1995 and the Meriden, Connecticut property known as Townline
Shopping Center was acquired in December, 1993. Rents from all retail properties increased 25.2% to $10,647,000 in the first nine-months of fiscal 1995. Gross rents from office properties increased by $386,000 or 10.6% to $4,017,000 in the first nine-months of fiscal 1995 from the year ago period principally due to higher occupancy at the Trust's Denver Colorado office building where the Trust signed leases with new tenants totaling more than 60,000 square feet of space last year.

Operating Expenses
Total expenses were $21,599,000 in the first nine months of fiscal 1995 compared to $12,366,000 for the same period last year. In connection with a change in investment strategy, the Trust recorded a charge of $7,000,000 in fiscal 1995 to reflect the carrying amounts of two non-core properties at their estimated net realizable values. (See Liquidity and Capital Resources for further discussion). The largest expense category is property operating expenses of the Trust's properties. Property expenses totalled $5,803,000 for the first nine months of fiscal 1995, compared to $5,473,000 for the same period in 1994. Expenses for properties owned in both fiscal 1995 and 1994 were virtually unchanged, while expenses for the Danbury property acquired earlier this year contributed additional expenses of $327,000 for the first nine months of fiscal 1995.

Interest expense rose to $3,887,000 for the first nine months of fiscal 1995 from the addition of three mortgage notes payable totaling $30.7 million obtained in fiscal 1994 and early fiscal
1995. The mortgage notes are at annual fixed interest rates ranging from 7.5% to 9.75%. Interest on outstanding borrowings under the Trust's lines of credit are tied to the prime rate or LIBOR and increased to 8.4375% at April 30, 1995 from 6 3/8% the year ago period. At July 31, 1995 the Trust had outstanding borrowings of $5,000,000 under such lines of credit.

Depreciation and amortization increased to $3,532,000 in the first nine months of fiscal 1995 from $3,001,000 for the same period in fiscal 1994 principally from the acquisition of three properties at an aggregate cost of $45.2 million in fiscal
1994 and 1995 and capital expenditures
for tenant improvements and deferred charges of $3.1 million during the same periods.
                                     Page 11 of 12

                              PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K


The Registrant filed with the Commission a Current Report on Form 8K dated May 11, 1995. Such report referred under Item 2 therein to the acquisition of real property by the Registrant.



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

                            HRE PROPERTIES
                             (Registrant)


                            By:  /s/
                            James R. Moore
                            Senior Vice President/
                            Chief Financial Officer
                            (Principal Financial Officer
                             and Principal Accounting Officer)


                            By:  /s/
                            Charles J. Urstadt
                            Chairman, President and
                            Chief Executive Officer
Dated : September 14, 1995


                                       Page 12 of 12