Form 10-K
period 1995-10-31
HRE PROPERTIES
filed 1996-01-29
CIK 48896

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended October 31, 1995

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _____ to _____

                        Commission File No. 1-6309


                              HRE PROPERTIES
          (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                         04-2458042

    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

          321 RAILROAD AVENUE
        GREENWICH, CONNECTICUT                       06830

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./x/

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 16, 1996: Common Shares, without par value - $50,680,000.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,367,226 Common Shares, without par value, as of January 16, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for Annual Meeting of Shareholders to be held on March 13, 1996 (certain parts as indicated herein) (Part III).

                    PART I
Item I.   Business.


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

     Description of Business

     The Trust's principal business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on properties in the eastern part of the United States. The Trust owns and manages a portfolio of retail properties, office buildings, and industrial properties. The Trust also seeks to identify desirable properties for acquisitions which it makes in the normal course of business. In addition, the Trust regularly reviews its portfolio and from time to time considers and makes the sale of certain properties.

     At October 31, 1995, the Trust owned or had an equity interest in twenty-one properties comprised of shopping centers, single tenant retail stores, office buildings and service and distribution facilities located in thirteen states throughout the United States, containing a total of 3,062,000 square feet of gross leasable space. For a description of the Trust's individual investments, see Item 2.

     Of the twenty-one properties in the Trust's portfolio, twelve were retail properties (including eight shopping centers), containing in the aggregate 1,720,000 square feet of gross leasable space. The Trust's retail properties collectively had 195 tenants providing a wide range of retail products and services. Major tenants include supermarkets, national discount department stores and a movie theater. At October 31, 1995, the Trust's overall leased rate at its retail properties was 96%.

     Five properties in the Trust's portfolio are office buildings, totalling 421,000 square feet of gross leasable space. The office properties collectively have more than 50 tenants which offer a wide range of services and include insurance companies, a major engineering firm and government agencies. At October 31, 1995, the Trust's overall leased rate in its office properties was 94%.

     Four properties in the Trust's portfolio are service and distribution facilities totalling 921,000 square feet of gross leasable space, consisting of two automobile and truck parts distribution warehouses, one truck sales and service center and one automobile tire distribution facility. The service and distribution facilities are net leased under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

     At October 31, 1995, the Trust also owned a portfolio of mortgage notes receivable consisting of fixed rate mortgages aggregating $3,937,000. The fixed rate mortgages are secured by retail properties sold by the Trust in prior years.

     In the five year period ended October 31, 1995, the Trust acquired eight properties totalling 829,700 square feet of gross leasable space at an aggregate cost of $73.6 million. The properties were acquired with cash and $38.5 million of non-recourse first mortgage loans. In the same period, the Trust spent nearly $9.1 million to expand, renovate, improve and lease its existing properties. Such activities were funded primarily from available cash. Since 1992, the Trust has selectively sold or disposed of nine of properties totalling 1,242,000 square feet of gross leasable space which the Trust determined no longer fit into its strategic plans.


     Recent Developments

     In fiscal 1995, the Board of Trustees expanded and refined the strategic objectives of the Trust to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Trust in the normal course of business over the next several years. The Trust believes that economic conditions in the real estate markets where the Trust's non-core properties are located have improved and that opportunities to sell those properties over the next several years have also improved. At October 31, 1995, the non-core properties total eleven properties, having an aggregate net book value of $46,212,000 and comprise all of the Trust's office (with the exception of the Trust's headquarters), distribution and service facilities, and certain retail properties located outside of the Northeast region of the United States. As a result of this change in investment strategy, the Trust recorded a non-cash charge of $7,000,000 in fiscal 1995, to writedown the carrying value of two of the non-core properties to their estimated net realizable values. The Trust expects that the ultimate sales of the non-core properties over the next several years will result in net gains to the Trust.

     During fiscal 1995, the Trust acquired two properties totalling 319,000 square feet of leasable space at an aggregate purchase price of $26.8 million, and sold four industrial properties totalling 626,000 square feet of leasable space for net proceeds of $12.8 million. In addition, the Trust spent $2.9 million for leasing costs and capital improvements to properties it already owns. Substantially all such capital improvements were incurred in connection with the Trust's office and retail leasing activities. The Trust also leased 167,000 square feet of gross leasable space, compared to 145,000 square feet in the prior year. The square footage leased in fiscal 1995 comprised 7% of the total gross leasable space of the Trust's retail and office building properties.

     In January 1996, the Trust sold a retail property located in Manassas, Virginia for a sale price of $7.1 million, realizing capital gains on the sale of $6.2 million. The property was net leased to a single tenant.

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



     Competition

     The real estate investment business is highly competitive. The Trust competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts and individuals. In addition, the Trust's properties are subject to local competitors from the surrounding areas. The Trust does not consider its real estate business to be seasonal in nature.

     The Trust's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where Trust retail properties are located. The Trust's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the Trust's office buildings are located, competition for tenants is intense. Leasing space to prospective tenants is generally determined on the basis of, among other things, rental rates, location, physical quality of the property and availability of space.

     Since the Trust's industrial properties are all net leased under long-term lease arrangements which are not due to expire in the near future, the Trust does not currently face any competitive pressures with respect to such properties.

     Property Management

     The Trust actively manages and supervises the operations and leasing at eight of its retail property and two office locations. Seven of the Trust's properties are net leased to single tenants under long-term lease arrangements, in which case, management is provided by the tenants. The Trust's four remaining properties are managed by independent property management firms retained by the Trust. The Trust closely supervises the property management firms it engages to manage its properties.

     Employees

     The Trust has 16 employees, eight of whom oversee the management of the Trust's real estate portfolio, or analyze potential acquisition properties and determine which properties, if any, to sell. The Trust's remaining employees serve in various professional, executive and administrative capacities.


Item II.  Properties.

     Retail Properties

     The following table sets forth information concerning each retail property in which the Trust owned an equity interest at October 31, 1995. All retail properties are 100% owned in fee by the Trust.

                                                Gross
                                              Leasable
                              Year      Year    Square         Number
Location                    Completed  Acquired  Feet   Acres Tenants  Leased    Principal Tenant

Meriden, Connecticut           1989    1993    300,000    29.2   21      96%      Bradlee's, ShopRite Supermarket

Springfield, Massachusetts     1970    1970    293,000    26.0   17      95%      Great Atlantic & Pacific Tea Co.

Clearwater, Florida            1983    1985    231,000    21.5   45      90%      Albertson's Supermarket

Danbury, Connecticut           1989    1995    193,000    19.3   25     100%      Barnes & Noble

Carmel, New York               1983    1995    126,000    19.0   12      96%      ShopRite Supermarket

Manassas, Virginia*            1971    1972    106,000    14.1    1     100%      The Hecht Company

Newington, New Hampshire       1975    1979    102,000    14.3   10     100%      Sears Roebuck

Wayne, New Jersey              1959    1992    102,000     9.0   40      93%      Great Atlantic & Pacific Tea Co.

Mesa, Arizona                  1971    1971     92,000     7.6    1     100%      Mervyn's

Tempe, Arizona                 1970    1970     86,000     8.6    1     100%      Mervyn's

Farmingdale, New York          1981    1993     70,000     5.6   10      91%      King Kullen Supermarket

Somers, New York               1989    1992     19,000     4.9   12     100%      Putnam County Savings Bank


*  Sold on 1/4/96


     Office Properties

     The following table sets forth information concerning each office property in which the Trust owned an equity interest at October 31, 1995.  Except as otherwise noted, office properties are 100% owned in fee by the Trust.

                                            Rentable
                             Year    Year    Square            Number
Location                  Completed Acquired  Feet   Acres    Tenants    Leased    Principal Tenant

Southfield, Michigan        1973     1983    183,000   7.8      4         100%     Giffels Associates

Denver, Colorado            1983     1983    122,000   9.1      7          89%     Hartford Insurance Company

Houston, Texas              1972     1975     96,000   3.1     36          93%     Houston Title Company

Greenwich, Connecticut      1983     1993     10,000    .2      3         100%     HRE Properties

Greenwich, Connecticut      1983     1994      9,700    .2      4         100%     Prescott Investors, Inc.



     Distribution and Service Properties

     The following table sets forth information concerning each distribution and service property in which the Trust owned an equity interest at October 31, 1995.  Distribution and service properties are 100% owned in fee by the Trust.

                                   Rentable
                       Year       Year    Square           Number
Location            Completed   Acquired    Feet    Acres Tenants   Leased    Tenant

Albany, Georgia       1972        1972    476,000     51.3    1     100%      Firestone

Dallas, Texas         1970        1970    253,000     14.5    1     100%      Chrysler Corporation

St. Louis, Missouri   1970        1970    163,000     16.0    1     100%      Chrysler Corporation

Syracuse, New York    1973        1973     29,000     10.0    1     100%      Navistar International

Item III. Legal Proceedings.

     No legal proceedings are required to be reported under this Item.

Item IV.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31,1995.


          Item Pursuant to Instruction 3 of Item 401 (b) of
          Regulation S-K: Executive Officers of the Trust.

     For information regarding Executive Officers of the Trust--See Item X.


                             PART II

Item V.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

(a) Price Range of Common Shares

     The Common Shares of the Trust are traded on the New York Stock Exchange under the symbol "HRE". The following table sets forth the high and low closing sales prices for the Trust's Common Shares during the fiscal years ended October 31, 1995 and October 31, 1994, as reported on the New York Stock Exchange:

                       Fiscal Year         Fiscal Year
                         Ended               Ended
                    October 31, 1995    October 31, 1994

                     High         Low       High        Low
Fourth Quarter     $14-3/8   -  $13-3/8   $15-1/2    - $13-7/8
Third Quarter       14-3/8   -   13-3/8    16-1/4    -  13-3/4
Second Quarter      13-7/8   -   13        16        -  13-1/2
First Quarter       14-1/4   -   13-1/4    15-3/8    -  14-1/8

(b) Approximate Number of Equity Security Holders

     At December 31, 1995, there were 2,819 shareholders of record of the Trust's Common Shares.






(c) Dividends Declared on Common Shares and Tax Status

     The following table sets forth the dividends declared per Common Share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 1995 and 1994:
                        Portion of Dividend Designated as:

Fiscal Year Ended       Gross Dividend          Income
October 31, 1995:       Paid Per Share       Distribution

Fourth Quarter             $ .29         $ .29
Third Quarter              $ .29         $ .29
Second Quarter             $ .28         $ .28
First Quarter              $ .28         $ .28
                           $1.14         $1.14

                         Portion of Dividend Designated as:

Fiscal Year Ended       Gross Dividend        Income        Non-Taxable
October 31, 1994:       Paid Per Share       Distribution  Distribution

Fourth Quarter             $ .28                $ .14         $ .14
Third Quarter              $ .28                $ .14         $ .14
Second Quarter             $ .27                $ .14         $ .13
First Quarter              $ .27                $ .13         $ .14
                           $1.10                $ .55         $ .55

     The Trust made distributions to shareholders aggregating $1.14 per Common Share during the fiscal year ended October 31, 1995. The Trust has paid quarterly dividends on its Common Shares since it commenced operations as a real estate investment trust in 1969.

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


Item VI.Selected Financial Data.
(In thousands, except per share data)


Year Ended October 31,         1995     1994    1993    1992     1991

Total Assets               $149,099  $142,559 $119,330 $137,855 $130,727

Mortgage Notes and Other
Long-term Obligations      $ 57,212  $ 46,386 $ 24,227 $ 31,226 $ 20,534

Revenues                   $ 22,853  $ 18,969 $ 16,162 $ 16,942 $ 17,136

Operating Income (Loss)    $ (3,703) $  1,262 $(7,293) $  1,588 $    892

Gains on Sales of
 Properties                $ 7,567   $     82 $ 2,330  $     -- $  2,205

Net Income (Loss)          $ 3,864   $  1,344 $(4,963) $  1,588 $  3,097

Funds from Operations*     $ 8,976   $  7,950 $  7,036 $  6,902 $  7,841


Per Share Data:

Net Income (Loss)           $ .72       $ .26   $(.94)    $.30     $.58

Cash Dividends              $1.14       $1.10   $1.08    $1.16    $1.40





*Defined as net income (computed in accordance with generally accepted accounting principles), excluding gains
(or losses) from debt restructuring and sales of properties, plus depreciation, amortization, and write-downs in carrying values of investments, and after adjustments for unconsolidated joint ventures.

ITEM VII. MANAGEMENT'S DISCUSSION ADN ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
The Trust's liquidity and capital resources include its cash and cash equivalents, funds available from bank borrowings and long-term mortgage debt and sales of real estate investments. The Trust meets its liquidity requirements primarily by generating cash from the operations of its properties and collection of principal and interest on its mortgage notes receivable. Payments of expenses related to property operations, capital improvement programs, debt service, and dividend requirements place demands on the Trust's liquidity.

The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At October 31, 1995, the Trust had cash and cash equivalents of $7.1 million compared to $8.7 million in 1994 and $7.1 million in 1993. The Trust also has $15 million in unsecured revolving lines of credit with two major commercial banks, of which $9.2 million is available at October 31, 1995. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The revolving credit lines expire at various periods in 1996 and outstanding borrowings, if any, may be repaid from proceeds of debt financings or sales of properties. The Trust may also request that the time for repayment be extended by the banks. It is the Trust's intent to renew these credit lines as they expire in 1996. Long-term debt consists of mortgage notes payable totalling $57.2 million, of which $765,000 in principal payments are due in fiscal 1996. The mortgage loans bear interest at fixed rates that range from 7.5% to 9.75%.

Since 1992, the Trust has selectively sold or disposed of properties which the Trust determined no longer fit into its strategic plan and employed the proceeds of sales, available cash and long-term mortgage debt to acquire nearly $74 million of properties during this same period. In fiscal 1995, the Board of Trustees expanded and refined the strategic objectives of the Trust to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Trust in the normal course of business
over the next several years.    The Trust believes that
economic conditions in the real estate markets where the Trust's non-core properties are located have improved and that opportunities to sell those properties over the next several years have also improved. At October 31, 1995, the non-core properties total eleven properties, having an aggregate net book value of $46,212,000 and comprise all of the Trust's office (with the exception of the Trust's headquarters), distribution and service facilities, and certain retail properties located outside of the Northeast region of the United States. As a result of this change in investment strategy, the Trust recorded a non-cash charge of $7,000,000 in fiscal 1995, to writedown the carrying value of two of the non-core properties to their estimated net realizable values. The Trust expects that the ultimate sales of the non-core properties over the next several years will result in net gains to the Trust. During fiscal 1995, the Trust sold four of its distribution properties for an aggregate sales price of $12.8 million and realized gains on the sales of the properties of $7,567,000. Subsequent to October 31, 1995, the Trust sold its Hecht's department store property for approximately $7.1 million. The Trust has also commenced negotiations to sell its office property in Houston, Texas. These sale transactions are expected to close in fiscal 1996 and the proceeds from such sales, when consummated, may be used to make additional real estate investments, reduce outstanding mortgage indebtedness or meet dividend distribution requirements.

The Trust expects to make additional real estate investments periodically. The funds for such investments may come from existing liquid assets, line of credit arrangements, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. In 1995, the Trust acquired ShopRite Plaza, a 126,000 square foot shopping center in Carmel, New York and Danbury Square, a 193,000 square foot shopping center in Danbury, Connecticut for an aggregate purchase price of $26.8 million. The acquisitions were funded through a first mortgage loan of $11.25 million and cash. The Trust also invests in its existing properties and, during fiscal 1995, spent approximately $3.0 million on its properties for capital improvement and leasing costs. The Trust expects to invest similar amounts in the next fiscal year.

Funds from Operations

Funds from Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation, amortization and writedowns in carrying values of investments, and after adjustments for unconsolidated joint ventures. The Trust believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance. Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income as defined by generally accepted accounting principles. The Trust considers recoveries of investment in properties owned subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In fiscal 1995, Funds from Operations increased 13% to $8,976,000 from $7,950,000 in the year ago period. The improvement is primarily the result of the positive effect of the Trust's new retail property investments in fiscal 1995 and late
1994.

Results of Operations

Fiscal 1995 vs. Fiscal 1994
Revenues
Total revenues increased 20.5% to $22,853,000 in fiscal 1995 compared to $18,969,000 in fiscal 1994 and $16,162,000 in
1993. Rental income in fiscal 1995, including the income portion of rentals received in respect of direct finance leases, comprised 93% of total revenues (94% in fiscal
1994). Rental income from retail properties increased 25.9% to $14.5 million from $11.5 million in fiscal 1994. Most of the increase was attributable to two retail properties acquired during fiscal 1995 which increased rental income by $2.1 million in fiscal 1995. The Trust's retail property leasing levels rose to 96% at October 31, 1995, from 90% last year. During the year, the Trust leased or renewed 153,400 square feet of retail space (9% of the Trust's gross retail leasable space). Gross rents from office property investments increased nearly 10% to $5.4 million in fiscal 1995 compared to $4.9 million in fiscal 1994 from higher occupancy and rent levels in the Trust's office portfolio.

Other income in fiscal 1995 includes $600,000 of non-recurring contract extension and other fees earned in connection with the sale of the Trust's Hecht's department store property.

The outlook for the retail industry is bearish with many retailers reporting sluggish sales, intense competition for consumer dollars and lower profit margins. In fiscal 1995, three discount retailers occupying space at three of the Trust's retail properties filed for bankruptcy protection. The Trust has reviewed each situation and has developed responses to assist in containing any short-term losses from these bankruptcies. In one instance, the lease is guaranteed by a credit worthy guarantor and in another, the Trust purchased the property fully anticipating a vacancy resulting from the tenant's bankruptcy. The third tenant has historically reported good store sales and currently pays a modest rent. While the Trust cannot predict the ultimate outcomes, it is optimistic and will monitor events in fiscal 1996.


Expenses
Total expenses were $26,556,000 in fiscal 1995, compared to $17,707,000 in fiscal 1994. Included in expenses in fiscal 1995 and 1994 were write-downs in the carrying values of investments of $7,000,000 and $1,086,000 respectively. (See discussion below and under Liquidity and Capital Resources.)



Property expenses increased 7% to $7,691,000 in fiscal 1995, from $7,185,000 a year ago. The increase in property expenses is primarily the result of recently acquired properties. The level of property expenses in 1995 for properties owned during both 1995 and 1994 decreased by 2%.
 Interest expense rose by $1,506,000 in fiscal 1995 from the addition of $30.7 million of new mortgage notes payable obtained in fiscal 1995 and late 1994. The mortgage notes have fixed interest rates ranging from 7.5% to 9.75%.
Additionally, interest expense on credit line borrowings, rose due to increases in the prime rate and LIBOR, during the period.

General and administrative expenses increased in fiscal 1995 due to, among other things, certain non-recurring costs and expenses related to the relocation of the Trust to its new headquarters.

Depreciation and amortization increased to $4,804,000 in fiscal 1995 from $4,075,000 in fiscal 1994 from the addition of three properties acquired at an aggregate cost of $52.6 million in fiscal 1995 and 1994 and capital expenditures for tenant improvements and deferred charges.

Fiscal 1994 vs. Fiscal 1993
Revenues
Total revenues increased 17% to $18,969,000 in fiscal 1994 compared to $16,162,000 in 1993 and $16,942,000 in 1992.
Rents from retail properties increased 53% to $11.5 million from $7.5 million in fiscal 1993. Retail property acquired in fiscal 1994 and late 1993 produced most of the additional rents of $3.9 million in fiscal 1994. Gross rents from office property investments declined by 20% to $4.9 million in fiscal 1994 compared to $6.1 million in 1993, reflecting the disposition in fiscal 1993 of the Trust's former office building investment in Portland, Oregon and lower occupancy during the year at the Trust's Denver, Colorado office building. By year end, the Trust had signed leases totalling 62,000 square feet of leasable space at the Denver property.

Expenses
Total expenses were $17,707,000 in fiscal 1994, compared to $23,455,000 in fiscal 1993. Included in expenses in fiscal 1994 and 1993 were write-downs in the carrying values of investments of $1,086,000 and $8,285,000, respectively. In fiscal 1994, the Trust determined that the long term economic prospects for an office building collateralized by a participating mortgage note receivable held by the Trust in the outstanding principal amount of $4,836,000 had declined. As a result, the Trust decided to offer the mortgage note for sale. In this connection, the Trust recorded a charge in fiscal 1994 of $1,086,000 to reflect the mortgage note at its net realizable value. In December 1994, the mortgage note was sold for net proceeds of $3,750,000. Property expenses increased 14% to $7,185,000 in fiscal 1994 from $6,296,000 in 1993. Included in 1994 property expenses were $1,231,000 of expenses attributable to properties acquired during the year. 1993's amounts include $548,000 for property expenses of an office property located in Portland, Oregon that was disposed of in that year. Interest expense increased by $1,281,000 in fiscal 1994 from the addition of three mortgage notes payable aggregating $22.5 million. The mortgage notes bear interest at annual rates ranging from 7.5% to 9.75%. In fiscal 1993, the Trust satisfied in foreclosure a 10 3/4% mortgage loan with an outstanding principal balance of $13.5 million.

General and administrative expenses decreased in fiscal 1994 as a result of the Trust's decision to redeploy certain of its available staff resources from administrative and asset management functions to direct property management activities at certain of its retail properties. The properties were managed previously by third-party management firms under fee arrangements. The decrease in consulting fee expense resulted from the termination in fiscal 1993 of a consulting arrangement with a former trustee.

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

                            PART III

Item X.Directors and Executive Officers of the Registrant.

  The Trust has filed with the Securities and Exchange
Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 13, 1996. The additional information required by this Item is included under the caption
"Election of Trustees" of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.

  The following sets forth certain information regarding the executive officers of the Trust:

     Name                  Age     Offices Held

     Charles J. Urstadt    67      Chairman; President and Chief
                                   Executive Officer (since
                                   September 1989)

     James R. Moore        47      Senior Vice President and
                                   Chief Financial Officer (since
                                   September 1989); Secretary
                                   (since April 1987) and
                                   Treasurer (since December
                                   1987); Vice President-Finance
                                   and Administration (April 1987
                                   to September 1989); prior to
                                   April 1987, Senior Manager,
                                   Ernst & Young

     Raymond P. Argila     47      Senior Vice President and
                                   Chief Legal Officer (since
                                   June 1990); formerly Senior
                                   Counsel, Cushman & Wakefield,
                                   Inc., September 1987 to May
                                   1990 and associated with
                                   Finley, Kumble, Wagner, Heine,
                                   Underberg, Manley, Myerson &
                                   Casey from March to June 1987;
                                   Vice President and Chief Legal
                                   Officer, Pearce, Urstadt,
                                   Mayer & Greer Realty Corp.
                                   from January 1984 to March
                                   1987

     Willing L. Biddle     34      Senior Vice President -
                                   Management  (since June,
                                   1995); Vice President - Retail
                                   (June, 1994 to June, 1995);
                                   Vice President - Asset
                                   Management (April 1993 to
                                   1994); Vice President, Levites
                                   Realty Management Corp (1989
                                   to 1993); prior to 1989,
                                   Second Vice President, Chase
                                   Manhattan Bank

     Officers of the Trust are elected annually by the Trustees.

     Mr. Urstadt has been the Chairman of the Trustees since 1986, and a Trustee since 1975. Mr. Urstadt also serves as the President of Urstadt Property Company, Inc. (formerly Pearce, Urstadt, Mayer & Greer Inc.) and has served in such capacity for more than five years.

Item XI.  Executive Compensation.

     The Trust has filed with the Securities and Exchange
Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 13, 1996. The information required by this Item is included under the caption "Compensation and Transactions with Management and Others" of such Proxy
Statement and is incorporated herein by reference.

Item XII. Security Ownership of Certain
          Beneficial Owners and Management.

     The Trust has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 13, 1996. The information required by this Item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of such Proxy Statement and is incorporated herein by reference.

Item XIII.     Certain Relationships and Related Transactions.

     The Trust has filed with the Securities and Exchange
Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 13, 1996. The information required by this Item is included under the caption "Compensation and Transactions with Management and Others" of such Proxy
Statement and is incorporated herein by reference.



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

     B.   Reports on Form 8-K

          The Registrant filed with the Commission a Current
          Report on Form 8-K dated August 11, 1995. Such report referred under Item 2 therein to the acquisition of real property by the Registrant.

     C.   Exhibits.

          Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Trust with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit

(3)  Articles of Incorporation and By-laws.

     3.1  Fourth Amended and Restated Declaration of Trust of the
          Trust, as amended, to date.  (incorporated herein by
          reference to Exhibit 3.1 of the Registrant's Quarterly
          Report on Form   10-Q for the quarter ended April 30,1995.)

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

     10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

     10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

     10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

     10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit
              10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991 and Exhibit
              10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1994).*

     10.7 Change of Control Agreement dated June 9, 1993 between the Registrant and Willing L. Biddle. *

(21) Subsidiaries.

     21.1 List of Trust's subsidiaries (incorporated by reference to Exhibit 22.1 of the Registrant's
              Annual Report on Form 10-K for the year ended
              October 31, 1988).

(23) Consents of Experts and Counsel.

     23.1 The consent of Arthur Andersen LLP to the incorporation by reference of their reports included or incorporated by reference herein and in the Registrant's Registration Statements on Form S-3 (No.33-57119), Form S-8 (No.2-93146) and Form S-8
              (No. 33-41408) is filed herewith as part of this report.

(27) Financial Data Schedule.

     27.1     Financial Data Schedule

*Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).



                          HRE PROPERTIES

Item 14a.       INDEX TO FINANCIAL STATEMENTS AND
                   FINANCIAL STATEMENT SCHEDULES



                                                                   Page

         Consolidated Balance Sheets at October 31, 1995 and 1994   19

         Consolidated Statements of Income for each of the
          three years ended October 31, 1995                        20

         Consolidated Statements of Cash Flows for each of the
          three years ended October 31, 1995                        21

         Consolidated Statements of Shareholders' Equity
          for each of the three years ended October 31, 1995        22

         Notes to Consolidated Financial Statements                 23-31

         Report of Independent Public Accountants                   32

Schedule

II       Amounts Receivable from Related Parties and
          Underwriters, Promoters and Employees
          Other Than Related Parties - For the
          three years ended October 31, 1995                        33

IX       Short-Term Borrowings - For the
          three years ended October 31, 1995                        34

X        Supplementary Income Statement Information -
          For the three years ended October 31, 1995                35

XI       Real Estate and Accumulated Depreciation -
          October 31, 1995                                          36-40

XII      Mortgage Loans on Real Estate - October 31,
          1995                                                      41-42

CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
                                                                October 31,

ASSETS                                                          1995   1994

Real Estate Investments:
  Properties owned at cost, net of accumulated depreciation
    and recoveries                                           $ 85,966 $114,197
  Properties available for sale, at cost, net of accumulated
    depreciation and recoveries                                46,212    6,434
  Mortgage notes receivable                                     3,937    7,763
                                                              136,115  128,394

Cash and cash equivalents                                       7,097    8,738
Interest and rent receivable                                    2,691    2,343
Deferred charges, net of accumulated amortization               1,913    2,108
Other assets                                                    1,283      976
                                                             $149,099 $142,559
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Bank loan                                                  $   2,500 $  5,000
 Mortgage notes payable                                        57,212   46,386
 Accounts payable and accrued expenses                          1,014    1,024
 Deferred trustees' fees                                          436      521
 Other liabilities                                              1,355    1,147
                                                               62,517   54,078

Commitments -- Note 10

Shareholders' Equity:
  Preferred shares, without par value; 2,000,000 shares
   authorized; none issued                                        --        --
  Common shares, without par value; unlimited shares
   authorized; 5,545,574 and 5,520,044 issued in
   1995 and 1994, respectively                               123,844   123,507
  Less 178,348 common shares held in treasury, at cost        (2,861)   (2,861)
  Distributions in excess of accumulated net income          (34,401)  (32,165)
                                                              86,582    88,481
                                                            $149,099  $142,559



 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                                  Year Ended October 31,

                                                 1995     1994       1993
Revenues:
  Operating leases                             $20,003   $16,498    $13,763
  Financing leases                               1,165     1,392      1,520
  Interest and other                             1,685     1,079      1,122
  Interest from and equity in losses of
    unconsolidated joint ventures                   --        --       (243)

                                                22,853    18,969     16,162

 Operating Expenses:
  Property expenses                              7,691     7,185      6,296
  Interest                                       5,281     3,775      2,494
  Depreciation and amortization                  4,804     4,075      4,363
  General and administrative expenses            1,610     1,423      1,723
  Trustees' fees and expenses                      170       163        149
  Consulting fee                                    --        --        145
  Write-downs in carrying value of investments   7,000     1,086      8,285

                                                26,556    17,707     23,455


 Operating Income (Loss)                        (3,703)    1,262     (7,293)

 Gains on Sales of Properties                    7,567        82      2,330

 Net Income (Loss)                             $ 3,864   $ 1,344    $(4,963)

 Net Income (Loss) Per Common Share              $ .72     $ .26      $(.94)
 Weighted Average Number of Common
  Shares Outstanding                             5,349     5,330      5,296





 The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                         Year Ended October 31,

                                                             1995    1994     1993
Operating Activities:
  Net income (loss)                                        $ 3,864  $ 1,344   $(4,963)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                             4,924    4,151     4,448
   Recovery of investment in properties owned
         subject to financing leases                         1,355    1,471     1,342
   Equity in losses of unconsolidated joint venture             --       --       269
   Minority interests in results of consolidated
         joint ventures                                         --      (20)      (15)
   Gains on sales of properties                             (7,567)     (82)   (2,330)
   Write-downs in carrying value of investments              7,000    1,086     8,285
   (Increase) in interest and rent receivable                 (348)  (1,039)     (286)
   Increase (decrease) in accounts payable and accrued
         expenses                                              (95)      97      (463)
   (Increase) decrease in other assets and other liabilities,
          net                                                  (98)    (619)      253

   Net Cash Provided by Operating Activities                 9,035    6,389     6,540

 Investing Activities:
  Acquisitions of properties owned                         (26,809) (25,816)   (6,197)
  Improvements to properties owned and deferred charges     (2,959)  (1,764)   (1,521)
  Investment in unconsolidated joint venture                    --       --      (100)
  Proceeds from sale of mortgage note receivable             3,750       --        --
  Net proceeds from sale of investment in unconsolidated
          joint venture                                         --      250        --
  Net proceeds from sales of properties                     12,822      454      3,231
  Contract deposit received                                     --      500        --
  Payments received on mortgage notes receivable                76       68         61
  Miscellaneous                                               (119)      (4)        66

   Net Cash Used in Investing Activities                   (13,239) (26,312)    (4,460)

 Financing Activities:
  Proceeds from bank loan                                       --    5,000        --
  Proceeds from mortgage notes                              11,250   22,500      6,600
  Dividends paid                                            (6,100)  (5,861)    (5,718)
  Proceeds from sales of common shares                         337      302        459
  Payments on mortgage notes and bank loan                  (2,924)    (341)      (818)

   Net Cash Provided by Financing Activities                 2,563   21,600        523

 Net Increase (Decrease) In Cash and Cash Equivalents       (1,641)   1,677      2,603
 Cash and Cash Equivalents at Beginning of Year              8,738    7,061      4,458

 Cash and Cash Equivalents at End of Year                  $ 7,097  $ 8,738   $ 7,061

 The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except shares and per share data)


                                                Common Shares
                                                                            (Distributions
                                                                Treasury     In Excess of
                                     Outstanding     Issued       Shares,    Accumulated
                                          Number     Amount       at Cost    Net Income)     Total

Balances - October 31, 1992             5,296,109    $122,590     $(2,705)   $(16,967)      $102,918
 Net (loss)                                     -           -           -      (4,963)        (4,963)
 Cash dividends paid ($1.08 per share)          -           -           -      (5,718)        (5,718)
 Sale of additional common shares under
    dividend reinvestment plan             32,247         459           -           -            459
 Common shares acquired in cancellation
   stock option loan                       (8,250)        156        (156)          -              -

 Balances - October 31, 1993            5,320,106     123,205      (2,861)    (27,648)        92,696
  Net income                                    -           -           -       1,344          1,344
  Cash dividends paid ($1.10 per share)         -           -           -      (5,861)        (5,861)
  Sale of additional common shares under
   dividend reinvestment plan              18,048         261           -           -            261
  Common shares issued upon exercise of
   stock options                            3,542          41           -           -             41

Balances - October 31, 1994             5,341,696     123,507      (2,861)    (32,165)        88,481
 Net income                                     -           -           -       3,864          3,864
 Cash dividends paid ($1.14 per share)          -           -           -      (6,100)        (6,100)
 Sale of additional common shares under
  dividend reinvestment plan               18,862         260           -           -            260
 Common shares issued upon
  exercise of stock options                 6,668          77           -           -             77


Balances - October 31, 1995             5,367,226    $123,844     $(2,861)    $(34,401)      $86,582





The accompanying notes to consolidated financial statements are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of HRE Properties (the Trust), its wholly owned subsidiary, and a joint venture in which the Trust has the ability to control the affairs of the venture. All significant inter-company transactions and balances have been eliminated in consolidation.

Accounting for Leases
The Trust accounts for its leases of real property in accor-dance with the provisions of Financial Accounting Standards Statement No. 13, Accounting for Leases, as amended. This Statement sets forth specific criteria for determining whether a lease should be accounted for as an operating lease or a direct financing lease. In general, the financing lease method applies where property is under long-term lease to a creditworthy tenant and the present value of the mini-mum required lease payments at the inception of a lease is at least 90% of the market value of the property leased. Other leases are accounted for as operating leases.

Federal Income Taxes
The Trust believes it qualifies and intends to continue to qualify as a real estate investment trust under the Internal Revenue Code. The Trust has distributed all of its taxable income for the fiscal years through 1995. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Trust prior to the dividends paid deduction for the years ended October 31, 1995, 1994 and 1993 was approximately $3,600,000, $2,200,000 and $3,900,000, respectively.
The difference between net income for
financial reporting purposes and taxable income results from, among other things, different methods of accounting for leases and depreciable lives related to the properties owned. During fiscal 1995 the Trust utilized $2,900,000 of available capital loss carryovers and at October 31, 1995, the Trust had available capital loss carryovers of approximately
$2,200,000 which expire in 1999.

Depreciation and Amortization
The Trust uses the straight-line method for depreciation and amortization. Properties owned and properties available for sale are depreciated over the estimated useful lives of the properties, which range from 30 to 45 years. Furniture and equipment are depreciated over their estimated useful lives, which range from 3 to 20 years. Tenant improvements, deferred leasing costs and leasehold improvements are amortized over the life of the related leases. All other deferred charges are amortized over the terms of the agreements to which they relate.




Properties Available for Sale
A property is classified as available for sale upon determination by the Trustees that the property is to be marketed for sale in the normal course of business over the next several years.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Trust is required and plans to adopt the Statement on November 1, 1996. The Statement requires, among other things, that assets to be disposed of be carried at the lower of cost or fair value less costs to dispose and that such assets would no longer be subject to depreciation. Management has not determined the impact on the consolidated financial statements resulting from the adoption of the provisions of this Statement.

Capitalization
The Trust capitalizes all direct costs relating to the acquisition of real estate investments and costs relating to improvements to properties. The Trust also capitalizes all direct costs relating to its successful leasing activities.

Income Recognition
Revenues from operating and finance leases include revenues from properties owned and properties available for sale. Rental income is generally recognized based on the terms of leases entered into with tenants. Rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Additional rents which are provided for increases, are recognized as income when earned and their amounts can be reasonably estimated. Interest income is recognized as it is earned. Gains on sales of properties are recorded when the criteria for recognizing such gains under generally accepted accounting principles have been met.

Statements of Cash Flows
The Trust considers short-term investments with original maturities of 90 days or less to be cash equivalents.

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



Net Income Per Common Share
Computations of net income per common share are based on the weighted average number of common shares outstanding during the respective periods. The additional shares issuable upon exercise of stock options (see Note 8) have not been included in the computations since their effect is immaterial.

Reclassifications
Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

Concentration of Credit Risk
Annual rental payments comprising more than 10% of the Trust's gross revenues received from a single tenant in the automotive industry totalled $2,450,000 in 1994 and 1993.
Payments received in fiscal 1995 from this tenant were less than 10% of the Trust's revenues.


(2) REAL ESTATE INVESTMENTS

The Trust's investments in real estate were composed of the
following at October 31, 1995 and 1994
(in thousands):
                                Properties   Mortgage
                     Properties  Available    Notes         1995       1994
                          Owned   for Sale   Receivable     Totals     Totals
Retail                $  84,122   $ 17,271      $ 3,937  $ 105,330  $  84,832
Office                    1,540     19,405            -     20,945     26,697
Distribution and Service      -      8,736            -      8,736     15,361
Undeveloped Land            304        800            -      1,104      1,504

                       $ 85,966   $ 46,212     $ 3,937   $ 136,115   $128,394


The Trust's investments at October 31, 1995, consisted of equity interests in 21 properties which are located in various regions throughout the United States and mortgage notes. The following is a summary of the geographic locations of the Trust's investments at October 31, 1995 and 1994 (in thousands):
                                      1995    1994

Northeast                          $89,211  $ 66,963
Southeast                           15,153    22,464
Midwest                             10,910    13,124
Rocky Mountain                       8,916    11,887
Southwest                            9,909    10,678
Pacific Coast and Northwest          2,016     3,278
                                  $136,115  $128,394

(3) PROPERTIES OWNED

Space at properties owned by the Trust is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases. Certain properties have been leased on a long-term basis to a single tenant; these leases are generally accounted for as direct financing leases.


At October 31, 1995 and 1994, properties owned consisted of the following (in thousands):
                                        1995           1994


Properties owned subject to:
  Operating leases                  $ 85,966        $105,013
  Direct financing leases                  -           9,184
                                    $ 85,966        $114,197

The components of properties owned subject to operating leases were as follows (in thousands):

                                      1995     1994


Land                              $  17,068  $  20,763
Buildings and improvements           79,165    109,273

                                     96,233    130,036
Accumulated depreciation            (10,267)   (25,023)

                                   $ 85,966  $ 105,013

Minimum rental payments on noncancellable operating leases become due as follows: 1996 - $18,118,000; 1997 - $17,028,000; 1998 - $15,709,000;
1999 - $13,983,000; 2000 - $12,174,000; and thereafter - $73,767,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Trust's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional rents are included in rental income and aggregated approximately $483,000, $515,000, and $559,000 in 1995, 1994 and
1993, respectively.

In fiscal 1995, the Trust acquired two retail properties for a total cost of $26.8 million. One acquisition, was financed from cash and a first mortgage note of $11.25 million. Proceeds from tax-deferred exchanges of $7,350,000 were reinvested to acquire the second property.

(4) PROPERTIES AVAILABLE FOR SALE

In fiscal 1995, the Board of Trustees authorized a plan to sell all of the non-core properties of the Trust over the next several years.
The non-core properties consist of all of the Trust's distribution and service properties, the Trust's office properties (with the exception of its headquarters), and certain retail properties located outside of the Northeast region of the United States. These properties, having a net carrying amount of $46,212,000 at October 31, 1995, have been classified as Properties Available for Sale in the accompanying consolidated financial statements. As a result of this change in investment strategy, the Trust recorded a charge of $7,000,000 in the accompanying 1995 consolidated statement of income to write-down the carrying value of the properties available for sale to their respective estimated net realizable values.

At October 31, 1995 and 1994, properties available for sale consisted of the following (in thousands):

                                                   1995        1994

Properties available for sale subject to:
  Operating leases                             $ 38,104     $   899
  Direct financing leases                         8,108       5,535
                                               $ 46,212     $ 6,434

Operating Leases
The components of properties available for sale subject to operating leases were as follows (in thousands):

                                                   1995       1994


Land                                           $  8,898     $   284
Buildings and improvements                       48,874       1,765
                                                 57,772       2,049
Accumulated Depreciation                       (19,668)     (1,150)
                                               $ 38,104     $   899


Direct Financing Leases
The components of properties available for sale subject to direct financing leases were as follows (in thousands):

                                                         1995      1994


Total remaining minimum lease payments to be received  $ 7,431  $ 2,144
Assumed residual values of leased property               2,412    4,263
Unearned income                                         (1,735)  (  872)
Investment in property subject to financing leases     $ 8,108  $ 5,535

Original cost of property subject to financing leases  $16,276  $10,766

Assumed residual values are based upon a depreciated cost concept using estimated useful lives and thus do not contain an element of appreciation which may result by reason of inflation or other factors.

Minimum lease payments receivable on direct financing leases become due at a rate of $1,530,000 in 1996, $1,468,000 in 1997, $1,468,000 in 1998, $1,468,000 in 1999, $1,299,000 in 2000 and $198,000 thereafter.


(5) WRITE-DOWNS IN CARRYING VALUE OF INVESTMENTS

In fiscal 1995, in connection with the Trust's change in investment strategy and plan to sell its non-core properties, the Trust recorded a charge of $7,000,000 in fiscal 1995 to write-down the carrying value of the properties available for sale to their respective estimated net realizable values. (See Note 4)

The Trust held a participating mortgage in the principal amount of $4,836,000. The participating mortgage note was collateralized by an office property and entitled the Trust to a fixed rate of interest plus a participation in increases in the property's income and market
value.   In fiscal 1994,the Trust determined that the long-term
outlook for the property had declined due to, among other things, significant tenant turnover. As a result of these circumstances, the Trust changed its investment strategy with respect to this asset and offered the mortgage loan for sale and, in December 1994, the mortgage loan was sold for net proceeds of $3,750,000. As a result, the Trust recorded a charge of $1,086,000 in fiscal 1994, to write down the carrying value of the mortgage loan to its selling price, which charge is reflected in "Write-down in carrying value of investments" in the 1994 consolidated statement of income.

Prior to fiscal 1994, the Trust had a 92% joint venture interest in an office building, which property was subject to a nonrecourse first mortgage loan with an outstanding principal balance of $13,540,000. During fiscal 1993, the joint venture elected not to make required debt service payments in an attempt to renegotiate the mortgage loan with the lender. Subsequently, the lender refused to renegotiate the terms of the mortgage loan and foreclosed on the property. The Trust wrote down the carrying amount in this property by $2,600,000 to its estimated fair value which approximated the related mortgage note payable balance at the time of foreclosure. This charge is included in "Write-down in carrying value of investments" in the 1993 consolidated statement of income. The foreclosure of the property and the satisfaction of the mortgage note payable represented a noncash financing activity and therefore was not included in the accompanying 1993 consolidated statement of cash flows.

The Trust also had interests in two unconsolidated joint ventures which owned office buildings located in Santa Ana, California and Charlotte, North Carolina, respectively. Both properties were subject to nonrecourse first mortgage loans. The Trust accounted for these joint venture investments on the equity method of accounting.
In fiscal 1993, the Trust determined that the additional funds required to meet expected capital requirements and debt service obligations of the Santa Ana joint venture were not justified by its near-term prospects and, as a result, in fiscal 1993 changed its investment strategy with respect to the joint venture and sold its ownership interest to its joint venture partner for $250,000. Accordingly, in fiscal 1993, the Trust recorded a charge in the 1993 consolidated statement of income of $4,885,000 to write down the carrying value of the Trust's investment in the unconsolidated joint venture to its net realizable value. The Trust also wrote down the carrying value of an $800,000 second mortgage loan to the Charlotte joint venture to zero. The loan became non-performing as to principal and interest during fiscal 1993 as a result of lower tenancy at the property and the joint venture's inability to meet the debt service obligations of the first mortgage loan. Subsequent to fiscal 1993, the joint venture was liquidated following a foreclosure of the property by the first mortgage lender to the property.

(6) MORTGAGE NOTES RECEIVABLE

The Trust's mortgage notes receivable consists of fixed rate mortgages.
The components of the mortgage notes receivable at October 31,
1995 and 1994 were as follows (in thousands):
                                                               1995      1994

Remaining principal balance                                  $ 4,977   $ 9,946
less: Writedown of participating mortgage note receivable
(See Note 5)                                                      --   (1,086)

Unamortized discounts to reflect market interest rates at
time of acceptance of notes                                  (1,040)   (1,097)

                                                            $ 3,937   $ 7,763

At October 31, 1995, principal payments on mortgage notes receivable become due as follows:

1996 - $144,000; 1997 - $158,000; 1998 - $172,000; 1999 - $189,000;
2000 - $206,000; thereafter - $ 4,108,000.

At October 31, 1995, the remaining principal balance was due from three borrowers. The amount due from the largest individual borrower at October 31, 1995 was $2,432,000.

The contractual interest rates on mortgage notes receivable range from 9% to 14%, and the weighted average interest rate of all such mortgages was 12% at October 31, 1995 and 1994.

(7)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

Mortgage notes payable consisted of the following at October 31, 1995 and 1994 (in thousands):

                                                                       1995       1994

7 1/2% note with interest only due monthly, until
installmentsof principal and interest of $120,840 due monthly until
maturity in 1998.                                                   $ 15,000  $ 15,000

9 1/2% note with interest only due monthly; the principal is due at
maturity in 2000.                                                     11,250       --

9 5/8% note with interest only due monthly; the principal is due at
maturity in 1997.                                                      9,100     9,100

9 3/4% note with interest only due monthly; the principal is due at
maturity in 1997.                                                      6,000     6,000

Variable rate note with principal installments of $16,419 plus interest at prime minus 1/4% due monthly until maturity in 2000.
(See below).                                                           5,606     5,803

9 3/4% note with installments of principal and interest of $39,143
due monthly until maturity in 2001.                                    4,464     4,497

7.56% note with principal installments of $12,500 plus interest due
monthly until maturity in 2001.                                        2,725     2,888


8 1/2% note with installments of principal and interest of $19,607 due
monthly until maturity in 1997.                                        2,483     2,506

8 1/4% note with installments of principal and interest of $4,731 due
monthly until maturity in 1998.                                          584       592
                                                                     $57,212    $46,386

Mortgage notes payable are collateralized by various real estate investments having a net carrying value of $86 million as of October 31, 1995. All mortgage notes payable are nonrecourse except the variable rate note for which the Trust has guaranteed the repayment of $1.5 million of principal and all unpaid and accrued interest thereon. In connection with the variable rate note, the Trust has entered into an interest rate swap agreement in the original notional amount of $6 million wherein the Trust has agreed to pay interest at an annual rate of 7.55% on the notional amount in exchange for interest at prime minus 1/4% on the notional amount. The notional amount declines in relation to the principal amount of the debt.
This agreement which matures in 2000, effectively fixes the interest rate at 7.55% for the term of the note.

Scheduled principal payments during the next five years are as follows: 1996 - $765,000; 1997 - $18,326,000; 1998 - $15,235,000;
1999 - $394,000; 2000 - $6,994,000 and thereafter -  $15,498,000.

At October 31, 1995, the Trust had $15 million in unsecured lines of credit. The lines of credit expire at various dates in fiscal 1996 and bear interest at rates tied to the prime rate or LIBOR. A condition for one of the credit lines in the amount of $5 million requires the Trust to maintain a compensating balance of $525,000.
At October 31, 1995, the Trust had outstanding borrowings of $2,500,000 under this line of credit ($5,000,000 at October 31, 1994). The second line of credit is in the amount of $10,000,000, of which $3.3 million has been reserved pursuant to an outstanding letter of credit. There was no outstanding balance on this line of credit as of October 31, 1995 or 1994. The effective interest rate on credit line borrowings during the year ended 1995 and 1994 was 8.7% and 6.4%, respectively. The Trust pays fees of 1/4% per annum on the unused portions of the line of credit commitments.

Interest paid for the years ended October 31, 1995, 1994 and 1993 was $5,304,000, $3,668,000 and $2,502,000 respectively.


(8) STOCK OPTIONS AND SHAREHOLDER RIGHTS PLAN

At October 31, 1995, 453,665 shares of the Trust's authorized but unissued stock were reserved for issuance to key employees of the Trust and certain non-employee trustees under the Trust's stock option plan. Options are granted at fair market value on the date of the grant and are generally exercisable in installments over a maximum period of four years from the date of grant. A summary of stock options at October 31, 1995 and 1994 is as follows:





                                               Number  Option Price
                                            of Shares     Per Share
Outstanding at October 31,
  1995                                        376,248 $11.38-$27.00
  1994                                        331,082 $11.38-$27.00
  Exercisable at October 31, 1995             232,123 $11.38-$27.00

No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to shareholders' equity. During the years ended October 31, 1995 and 1994, options to purchase 6,668 common shares (3,542 common shares in 1994) were exercised.

Stock appreciation rights may be issued in tandem with the stock options, in which case, either the option or the right can be exercised. Such rights entitle the grantee to payment in cash or a combination of common shares and cash equal to the increase in the value of the shares covered by the option to which the stock appreciation right is related. The plan limits the value of the stock appreciation rights to 150% of the option price for the related shares. The excess of the market price of the shares over the exercise price of vested options is charged to expense. For the years ended October 31, 1995, l994 and 1993, there were no amounts charged to expense.

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


(9) SALES OF PROPERTIES

In fiscal 1995 the Trust sold four industrial properties resulting in gains on sales of properties of $7,567,000.

In fiscal 1994, the Trust sold an industrial property resulting in a gain on sale of property of $82,000.

In fiscal 1993, the Trust sold a retail property resulting in a gain on sale of property of $2,330,000.

(10) COMMITMENT AND OTHER

The Trust has a remaining commitment to fund $3.3 million towards the construction of a tenant's retail store at one of the Trust's properties. The Trust has an outstanding letter of credit in the amount of $3.3 million to secure its commitment.

A consulting fee was paid to a former trustee pursuant to an employment and consulting agreement between the trustee and the Trust which agreement expired in November 1993. Certain trustees have elected to defer payment of fees earned as trustees until their termination as a trustee or revocation of their election. Deferred fees earn interest at rates set annually by the Board of Trustees, currently 7.5% per annum.


(11)  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Trust could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, rents receivable, interest receivable, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.
The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Trust would utilize for loans of similar risk and duration. At October 31, 1995, the estimated aggregate fair value of the mortgage notes receivable is $4,100,000.

Mortgage notes payable with an aggregate carrying value of $57,212,000 have an estimated aggregate fair value of $59,400,000 at October
31, 1995. Estimated fair value is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Trust for issuance of debt with similar terms and remaining maturities. The fair value of the Trust's interest rate swap agreement is approximately $100,000 and is based on estimates provided by the lender.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.


(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended
October 31, 1995 and 1994 are as follows
(in thousands, except per share data):

                                       Year Ended October 31, 1995    Year Ended October 31, 1994
                                             Quarter Ended                Quarter Ended

                               Jan 31    Apr 30   July 31   Oct 31   Jan 31   Apr 30     July 31  Oct 31

Revenues                      $ 5,169   $ 5,606   $ 5,815  $ 6,263  $ 4,362 $  4,885    $  4,819   $4,903
Income (loss) before gains
 on sales of properties (1)   $   575   $   668   $(6,252) $ 1,306  $   545 $    571    $    584   $(438)
Gains on sales of properties        -     5,502         -    2,065        -       82           -       -

Net Income (loss)             $   575   $ 6,170   $(6,252) $ 3,371  $   545 $    653    $    584   $ (438)

Per share:

Net Income (loss)             $   .11   $  1.15   $ (1.17) $  .63   $   .10 $    .12$    .11       $  (.08)

(1) Quarter ended October 31, 1995 results include other income of $600,000 earned in connection with the contract for sale of one of the Trust's proper-ties.

     Quarter ended July 31, 1995 results include a charge of $7,000,000 to reflect the carrying values of two properties available for sale at their net realiz-able values.

     Quarter ended October 31, 1994 results include a charge of $1,086,000 to reflect the Trust's investment in a mortgage note receivable at its net realizable value. The mortgage note was sold in fiscal 1995.



(13) SUBSEQUENT EVENTS

In December 1995, the Trust repaid a 9-1/2% mortgage note payable in the principal amount of $11,250,000, due in 2000, from proceeds of a $6,000,000 mortgage note and $5,250,000 of borrowings from one of the Trust's credit lines.
On January 4, 1996, the Trust sold a retail property resulting in a gain on sale of property of approximately $6.2 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of HRE Properties:

We have audited the accompanying consolidated balance sheets of HRE Properties (the "Trust"), a
Massachusetts voluntary association, and subsidiary as of October 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRE Properties and subsidiary as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accom-panying index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements.These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

New York, New York
January 4, 1996

SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                   PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                               HRE PROPERTIES
                      Three Years Ended October 31, 1995
                               (In thousands)

--------------------------------------------------------------------------------------------------------------------
Col.A                        Col.B              Col.C                     Col.D                          Col.E
---------------------------------------------------------------------------------------------------------------------

                                                                                                Balance at
                             Balance at                            DEDUCTIONS                   End of Period

                             Beginning of                          Amounts      Amounts                         Not
Name of Debtor               Period            Additions           Collected    Written off    Current          Current
-----------------------------------------------------------------------------------------------------------------------


Year Ended October 31, 1993:
Stephen C. Hagen (a)             $156             $0                $156          $0            $0               $0

Year Ended October 31, 1994:       $0             $0                  $0          $0            $0               $0

Year Ended October 31, 1995:       $0             $0                  $0          $0            $0               $0


NOTE:

(a) The notes, as amended in 1990, were nonrecourse, due in December, 1992 with interest at the prime rate, and were secured by an aggregate of 8,250 shares of the Trust's common shares, issued under the Trust's stock option plan. In December 1992, pursuant to an arrangement with Mr. Hagen, a former officer of the Trust, the notes were cancelled in consideration for the transfer of such 8,250 common shares to the Trust.

HRE PROPERTIES
OCTOBER 31, 1995
SCHEDULE IX - SHORT TERM BORROWINGS

------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
COL. A                      COL. B        COL. C           COL.D           COL. E             COL. F
------------------------------------------------------------------------------------------------------------------------
                                                           Maximum         Average            Weighted
                            Balance       Weighted         Amount          Amount             Average
Category of Aggregate       at End of     Average          Outstanding     Outstanding        Interest Rate
Short Term Borrowings       Period        Interest Rate    During Period   During Period(2)   During Period (3)



Year Ended October 31,1993  $0            7.00%            $2,500,000      $  105,200           7.00%

Year Ended October 31,1994:
          Bank Loan (1)     $5,000,000    6.98%            $5,000,000      $4,315,000           6.81%

Year Ended October 31,1995:
          Bank Loan (1)     $2,500,000    8.81%            $5,000,000      $4,958,300           8.74%


(1) Bank Loan represents borrowings under line of credit borrowing arrangement that matures in fiscal 1996 and is reviewed annually for renewal .
(2) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balance by 365.
(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by  the average amount outstanding.


SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  HRE PROPERTIES
        Three Years Ended October 31, 1995
                  (In thousands)

------------------------------------------------------------------------------------------------------------------------

            COL. A                             COL. B
------------------------------------------------------------------------------------------------------------------------
            Item                            Charged to
                                            Costs and Expenses
------------------------------------------------------------------------------------------------------------------------

                                         Year Ended October, 31

                                         1995       1994      1993

1.   Maintenance and repairs           $  730     $  785     $  619
2.   Amortization of deferred charges  $  705     $  545     $  866
3.   Real estate taxes                 $2,227     $1,960     $1,735
4.   Royalties                           None       None       None
5.   Advertising costs                    (a)        (a)        (a)



-------------------------------------
(a)  Amounts for advertising are not presented as such amounts are less than 1% of total revenues.



HRE PROPERTIES
OCTOBER 31, 1995
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

------------------------------------------------------------------------------------------------------------------------
COL. A         COL. B           COL. C                    COL. D                       COL. E                   COL. F
------------------------------------------------------------------------------------------------------------------------
                                                          Cost Capitalized Subsequent  Amount at Which Carried
Description/                    Initial Cost to Trust     to Acquisition               at Close of Period (Note F)
Location       Encumbrances     Land       Building &     Carrying    Building &       Land       Building &     Total
                                           Improvements   Costs       Improvements                Improvements
------------------------------------------------------------------------------------------------------------------------
OPERATING
LEASES (Note (a) ):
-----------------------------------

OFFICE BUILDINGS:
Denver, Colorado        $0     $1,155         $10,257       $0         $1,712            $755      $10,169       $10,924
Houston, Texas           0        900           2,758        0          2,271             900        5,029         5,929
Greenwich, Connecticut   0        111             444        0             13             111          457           568
Greenwich, Connecticut 584        199             795        0             46             199          840         1,039
Southfield, Michigan     0      1,000          10,280        0            675           1,000       10,955        11,955
                       584      3,365          24,534        0          4,716           2,965       27,450        30,415
SHOPPING CENTERS:
Clearwater, Florida  5,606      3,689          17,273        0          2,844           3,689       15,317        19,006
Springfield, Mass        0      1,372           3,656        0          8,030           1,372       11,686        13,058
Farmingdale,New York 2,725      1,029           4,174        0             80           1,029        4,254         5,283
Somers, New York     2,483        821           2,600        0             30             821        2,630         3,451
Wayne, New Jersey    9,100      2,492           9,966        0            169           2,492       10,135        12,627
Meriden,Connecticut 15,000      5,000          20,309        0            370           5,000       20,679        25,679
Danbury,Connecticut 11,250      3,850          15,811        0              0           3,850       15,811        19,661
Carmel, NY               0      1,470           5,973        0              0           1,470        5,973         7,443
                    46,164     19,723          79,762        0         11,523          19,723       86,485       106,208
DEPARTMENT STORES:
Tempe, Arizona           0        378           1,518        0            970             378        2,488         2,866
Mesa, Arizona            0        440           1,631        0            989             440        2,620         3,060
Manassas, Virginia       0        283           1,723        0             42             283        1,765         2,048
                         0      1,101           4,872        0          2,001           1,101        6,873         7,974


----------------------------------------------------------------------------
COL.A                COL.F               COL. G/H          COL.I
-----------------------------------------------------------------------------
                                                           Life on which
                                                           depreciation
                                                           for buildings
                                                           and improvements
                     Accumulated         Date              in latest income
Description          Depreciation        Constructed       statements is
and Location         (Note (b))          or Acquired       computed (Note (d))
-------------------------------------------------------------------------------
OPERATING
LEASES (Note(a))
-----------------
OFFICE BUILDINGS:

Denver, Colorado          $3,207          1983              45
Houston, Texas             2,738          1975              40
Greenwich, Connecticut        20          1994              31.5
Greenwich, Connecticut        46          1993              31.5
Southfield, Michigan       3,858          1983              35
                           9,869

SHOPPING CENTERS:

Clearwater, Florida        5,794          1985              40
Springfield, Mass          4,891          1970              40
Farmingdale, New York        289          1993              31.5
Somers, New York             251          1992              31.5
Wayne, New Jersey            779          1992              31
Meriden, Connecticut       1,222          1993              31.5
Danbury, Connecticut         339          1994              31.5
Carmel, New York              12          1995              31.5
                          13,577

DEPARTMENT STORES

Tempe, Arizona             1,320          1970              40
Mesa, Arizona              1,386          1971              40
Manassass, Virginia        1,211          1972              40
                           3,917






HRE PROPERTIES
OCTOBER 31, 1995
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

---------------------------------------------------------------------------------------------------------------
COL. A        COL. B          COL. C                    COL. D                    COL. E
---------------------------------------------------------------------------------------------------------------


                                                       Cost Capitalized            Amount at Which Carried
                                Initial Cost           Subsequent to               at Close of Period(Note F)
                                to Trust               to Acquistion
                                       Building &      Carrying    Building &               Building &
Description    Encumbrances    Land    Improvements    Costs       Improvements    Land     Improvements  Total
----------------------------------------------------------------------------------------------------------------
REAL ESTATE LEASES SUBJECT TO OPERATING
LEASES (Note (a) ):
-----------------------------------




INDUSTRIAL SERVICE CENTER:

Syracuse, New York   $0       $253      $530            $0          $0            $253       $530          $783     $155

                      0        253       530             0           0             253        530           783      155


MIXED USE FACILITY: RETAIL/OFFICE:

Newington, New Hampshire
                   4,464       421     1,997             0       4,703             421      6,700         7,121    2,417


LAND:

Newington, New Hampshire
                       0       305         0             0           0             305          0           305        0

Denver, Colorado       0     1,199         0             0           0           1,199          0         1,199        0

                       0     1,504         0             0           0           1,504          0         1,504        0

TOTAL REAL ESTATE
SUBJECT TO
OPERATING LEASES $51,212   $26,367  $111,695           $0      $22,943         $25,967   $128,038       $154,005 $29,935

-----------------------------------------------------------------------------------------------
COL.A                       COL.F               COL. G/H            COL. I
-----------------------------------------------------------------------------------------------
                                                                    Life on which
                                                                    depreciation for buildings
                            Accumulated         Date                and improvements
Description                 Depreciation        Constructed         in latest income
and location                (Note (b))          or Acquired         statements is computed (Note(d))
------------------------------------------------------------------------------------------------
INDUSTRIAL SERVICE CENTER:
--------------------------
Syracuse, New York                 $155         1973/1985            40
                                    155

MIXED USE FACILITY: RETAIL/OFFICE:
----------------------------------
Newington, New Hampshire:         2,417         1979                 40

LAND:
----
Newington, New Hampshire              0         1981                  --
Denver, Colorado                      0         1988                  --
                                      0

TOTAL REAL ESTATE SUBJECT
TO OPERATING LEASES             $29,935


HRE PROPERTIES
OCTOBER 31, 1995
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

-------------------------------------------------------------------------------------------------------------------
COL. A         COL. B          COL. C                  COL. D                         COL. E
-------------------------------------------------------------------------------------------------------------------

                                                       Cost Capitalized Subsequent   Amount at Which Carried
Description                    Initial Cost to Trust   to Acquisition                at Close of Period (Note F)
and                                     Building &     Carrying   Building &         Remaining
Location       Encumbrances    Land     Improvements   Costs      Improvements       Minimum Lease  Residual
                                                                                     Payments       Value
------------------------------------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO FINANCING
LEASES (Notes (c) and (e)):
-----------------------------------

INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)

St. Louis, Missouri      0      523            2,253      0         2,363                2,020        1,166

Dallas, Texas        6,000      193            2,266      0         4,195                3,227          841

Deferred Lease
Renewal Rights           0        0                0      0           305                    0          305



                     6,000      716            4,519      0         6,863               5,247         2,312


INDUSTRIAL DISTRIBUTION CENTER:

(Leased to Firestone Tire and
Rubber Company):
Albany, Georgia          0      835            3,343       0            0               2,184           100



TOTAL REAL ESTATE
SUBJECT TO
FINANCING LEASES    $6,000   $1,551           $7,862      $0       $6,863              $7,431         $2,412

----------------------------------------------------------------------------------
COL.A                       COL. G/H
----------------------------------------------------------------------------------

                                              Net Investment
                                              in Properties           Date
Description                 Unearned          Subject to              Constructed
and Location                Income            Financing Leases        or Acquired
----------------------------------------------------------------------------------

REAL ESTATE SUBJECT
TO FINANCING lEASES (Notes ((c) and (e)):
-----------------------------------------

INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)

St. Louis, Missouri            (510)          2,676                   1970

Dallas, Texas                  (739)          3,329                   1970

Deferred Lease
 Renewal Rights                   0             305

                              (1,249)         6,310

INDUSTRIAL DISTRIBUTION CENTER:
(Leased to Firestone Tire and
 Rubber Compnay)

Albany, Georgia:                (486)         1,798                    1972


TOTAL REAL ESTATE
SUBJECT TO FINANCING LEASES   (1,735)         8,108




HRE PROPERTIES
OCTOBER 31, 1995
SCHEDULE XI- REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
--------------------------------------------------
(In thousands)

NOTES:                                                           1995       1994         1993

  (a) RECONCILIATION OF PROPERTIES OWNED SUBJECT TO OPERATING
        LEASES

        Balance at beginning of year                         $132,085    $105,926     $124,404

     Property improvements during the year                      2,111         907        1,091

     Property acquired during the year                         26,809      25,816        6,197

     Writedown in carrying value of properties                 (7,000)        ---          ---

     Property sold or disposed of during the year                 ---        (564)     (25,766

     Balance at end of year                                  $154,005    $132,085     $105,926




  (b) RECONCILIATION OF ACCUMULATED DEPRECIATION

        Balance at beginning of year                         $26,173      $22,837       $27,985

        Provision during the year
         charged to income                                     4,099        3,531         3,497

        Property sold or disposed
         of during the year                                     (337)        (195)       (8,645)

        Balance at end of year                               $29,935      $26,173       $22,837


  (c) RECONCILIATION OF PROPERTIES OWNED SUBJECT TO
        FINANCING LEASES-


        Balance at beginning of year                        $14,719       $16,190       $17,532

     Recovery of investment in
       property owned subject to
       financing leases                                      (1,355)       (1,471)       (1,342)

     Property sold during the year                           (5,256)         ----         ------

     Balance at end of year                                  $8,108       $14,719        $16,190



  (d) Tenant improvement costs are depreciated over the life of the related leases, which range from 3 to 25 years.

  (e) The difference between the initial costs to the Trust and costs capitalized subsequent to acquisition and the amount at which carried at close of period represents accumulated depreciation for the period prior to classification of these the period thereafter.

  (f) The amounts at which the Denver, Colorado office building and the Clearwater,
      Florida shopping center are carried reflects writedowns of $2,200,000 and
    $4,800,000 respectively to reflect these properties at net realizable values.

  (g) The aggregate cost basis for Federal income tax purposes at October 31,1995 is $177,870,000.


HRE PROPERTIES
OCTOBER 31, 1995
SCHEDULE XII- MORTGAGE LOANS ON REAL ESTATE

------------------------------------------------------------------------------------------------------------------------
COL. A                         COL. B          COL. C            COL.D             COL. E                 COL. F
------------------------------------------------------------------------------------------------------------------------

                                                                                 Face Amount            Carrying Amount
                                                                                 of Mortgages            of Mortgages
                          Interest Rate     Final Maturity      Periodic          (Note (b))              (Note (a) )
Description            Coupon     Effective    Date           Payment Terms     (In Thousands)          (In Thousands)
------------------------------------------------------------------------------------------------------------------------
I. FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (NOTE (c) and (d):

Department Store:

Clayton County, Georgia   9%        9%        10-30-1999      Principal payable         $143              $143
                                                              In full at maturity.
Retail Store:                                                 Interest paid currently.

Fall River, Massachusetts 9%       14%        04-01-2013      Payable in monthly        1,256              931
                                                              installments of $11,920.
Retail Store:
Erie, Pennsylvania         9%      14%        07-01-2013      Payable in monthly        1,147              847
                                                              installments of $10,787.
Retail Store:
Riverside, California      9%      12%        01-15-2013      Payable in quarterly      2,081            1,689
                                                              installments of $54,313.

Total First Mortgage Loans                                                              4,627            3,610


II. SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (Notes (c) and (e) ):

Retail Store:
Riverside, California      9%      12%        01-15-2001      Payable in quarterly
                                                              installments of $21,135.    350              327

TOTAL MORTGAGE LOANS ON REAL ESTATE                                                    $4,977           $3,937



SCHEDULE XII- MORTGAGE  LOANS ON REAL ESTATE (continued)

NOTES TO SCHEDULE XII
                                                                Year Ended October 31,
Reconciliation of Mortgage Loans on Real Estate
                                                               1995          1994          1993

(a) Balance at beginning of period:                          $7,763        $8,917        $8,978


      Deductions during current period:

          Sale Of Mortgage                                   (3,750)          ----         ----

     Collections of principal and
     amortization of discounts                                  (76)          (68)          (61)

Writedown in carrying value of Mortgage Loan                  -----        (1,086)          ----

Balance at close of period:                                  $3,937        $7,763        $8,917


(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages.
(c)  At October 31,1995 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)  There are no prior liens for any of the First Mortgage Loans on Real Estate.
(e)  The First Mortgage Loan on this property is held by the Trust.






                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HRE PROPERTIES



                                                By:  /S/ CHARLES J. URSTADT
                                                Charles J. Urstadt
                                                Chairman and President








Dated: January 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ CHARLES J. URSTADT                                      January 26, 1996
Charles J. Urstadt
President and Trustee
(Principal Executive Officer)



/s/ JAMES R. MOORE                                          January 26, 1996
James R. Moore
Senior Vice President - Chief
  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)



/s/ E. VIRGIL CONWAY                                        January 26, 1996
oE. Virgil Conway
Trustee



/s/ ROBERT R. DOUGLASS                                      January 26, 1996
Robert R. Douglass
Trustee



/s/ PETER HERRICK                                           January 26, 1996
Peter Herrick
Trustee



/s/ GEORGE H. C. LAWRENCE                                   January 26, 1996
George H. C. Lawrence
Trustee



/s/ PAUL D. PAGANUCCI                                       January 26, 1996
Paul D. Paganucci
Trustee


/s/ JAMES O. YORK                                           January 26, 1996
James O. York
Trustee




                                INDEX TO EXHIBITS

Exhibit

(3)  Articles of Incorporation and By-laws.

     3.1 Fourth Amended and Restated Declaration of Trust of the Trust, as amended, to date. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)

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

(4)  Instruments Defining the Rights of
     Security Holders, Including Indentures:

     4.1    Common Shares:  See Exhibit 3.1 hereto.

     4.2    Preferred Shares:  See Exhibit 3.1 hereto.

     4.3    Preferred Share Purchase Rights:  See Exhibits 3.1 and 10.3 hereto.

(10) Material Contracts.

     10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Trustees and for and officers of the Trust (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989).*


     10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporat-ed herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

     10.3 Rights Agreement between the Trust and The First National Bank of Boston, as Rights Agent, dated as of October 28, 1988 (incorporat-ed herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K dated October 28, 1988).

     10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

     10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Regist-rant's Annual Report on Form 10-K for the year ended October 31,
              1991).*

     10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

     10.6 Amended and Restated HRE Properties Stock Option Plan (incorporat-ed herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991 and Exhib-it 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1994).*

     10.7 Change of Control Agreement dated June 9, 1993 between the Regis-trant and Willing L. Biddle. *

(21) Subsidiaries.

     21.1     List of Trust's subsidiaries (incorporated by reference to Exhibit
              22.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988).

(23) Consents of Experts and Counsel.

     23.1 The consent of Arthur Andersen LLP to the incorporation by refer-ence of their reports included herein into and in the Registrant's Registration Statements on Form S-3 (No.- 33-57119), Form S-8 (No.2-93146) and Form S-8 (No. 33-41408) is
              filed herewith as part of this report.

(27) Financial Data Schedule.

     27.1     Financial Data Schedule

*Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).










          CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Annual Report on Form 10-K for the year ended October 31, 1995 of HRE Properties, into its previously filed Registration Statement on Form S-3 (No.33-57119) and its previously filed Registra-tion Statements on Form S-8 (No.2-93146 and No. 33-41408), and to the reference to our Firm under the caption "Experts" in said Registration Statements.




                                   ARTHUR ANDERSEN LLP





New York, New York
January 26, 1996