Form 10-Q
period 1996-01-31
HRE PROPERTIES
filed 1996-03-14
CIK 48896

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549



          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934



For Quarter Ended January 31, 1996           Commission File Number 1-6309

                         HRE PROPERTIES
       (Exact Name of Registrant as Specified in Charter)

MASSACHUSETTS                                             04-245-8042
(State or other jurisdiction of                        (I.R.S.Employer)
incorporation or organization)                       Identification Number)

321 Railroad Avenue, Greenwich, Connecticut                   06830

(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report:  5,372,073

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


       Consolidated Statements of Income--Three months ended
       January 31, 1996 and 1995.

       Consolidated Balance Sheets--January 31, 1996 and October
       31, 1995.

       Consolidated Statements of Cash Flows--Three months ended
       January 31, 1996 and 1995.

       Consolidated Statements of Shareholders' Equity--Three months ended January 31, 1996 and 1995.

       Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

 HRE PROPERTIES
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
                                                     January 31,   October 31,

                                                          1996         1995
ASSETS

Real Estate Investments:
  Properties owned - at cost, net of accumulated
  depreciation and  recoveries                           $ 87,050   $  85,966
  Properties available for sale - at cost, net of
  accumulated depreciation and recoveries                  44,691      46,212
  Mortgage notes receivable                                 3,916       3,937
                                                          135,657     136,115

Cash and cash equivalents                                   4,632       7,097
Deposit held in trust                                       7,000           -
Interest and rent receivable                                2,962       2,691
Deferred charges, net of accumulated amortization           2,132       1,913
Other assets                                                1,159       1,283

                                                        $ 153,542    $149,099

LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
  Bank loans                                            $   6,750    $  2,500
  Mortgage notes payable                                   51,825      57,212
  Accounts payable and accrued expenses                       949       1,014
  Deferred trustees' fees                                     445         436
  Other liabilities                                         1,452       1,355
                                                           61,421      62,517
 Shareholders' Equity:
  Preferred shares, without par value; 2,000,000 shares
  authorized; none issued                                       -           -
  Common shares, without par value; unlimited shares
  authorized; 5,550,421 and 5,545,574 issued on
  January 31, 1996 and October 31, 1995, respectively     123,910     123,844
  Less 178,348 common shares held in treasury, at cost     (2,861)     (2,861)
  Distributions in excess of accumulated net income       (28,928)    (34,401)
                                                           92,121      86,582
                                                         $153,542    $149,099

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                            Three Months Ended January 31,

                                          1996        1995
Revenues:
  Operating leases                      $5,747      $4,579
  Financing leases                         200         326
  Interest                                 207         264

                                         6,154       5,169

 Operating Expenses:
  Property expenses                      2,243       1,855
  Interest                               1,329       1,148
  Depreciation and amortization          1,258       1,127
  General and administrative expenses      503         405
  Trustees' fees and expenses               44          59

                                         5,377       4,594

 Operating Income                          777         575

 Gain on Sales of Properties             6,252           -

 Net Income                           $  7,029     $   575


 Net Income Per Common Share:         $   1.31     $   .11

 Weighted Average Number of Common
 Shares Outstanding                      5,367       5,342


 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                Three Months Ended January 31,

                                                        1996          1995
Operating Activities:
  Net income                                          $7,029        $  575
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      1,258         1,144
    Recovery of investment in properties owned
       subject to financing leases                       257           389
   Gain on sales of properties                        (6,252)            -
   (Increase) in interest and rent receivable           (271)         (133)
   (Decrease) in accounts payable and accrued expenses   (56)         (121)
   (Increase) decrease in other assets and other
        liabilities, net                                  219           156

   Net Cash Provided by Operating Activities            2,184         2,010

 Investing Activities:
  Acquisitions of properties owned                          -       (19,366)
  Improvements to properties owned and
       deferred charges                                (2,118)         (983)
  Proceeds from sale of mortgage note receivable            -         3,750
  Payments received on mortgage notes receivable           21            17
  Miscellaneous                                            75             -

   Net Cash (Used in) Investing Activities             (2,022)      (16,582)

 Financing Activities:
  Proceeds from bank loan                               5,250             -
  Proceeds from mortgage notes                          6,000        11,250
  Dividends paid                                       (1,556)       (1,495)
  Proceeds from sales of additional common shares          66            65
  Payments on mortgage notes and bank loans           (12,387)         (102)

   Net Cash Provided by (Used in) Financing Activities (2,627)        9,718

   Net (Decrease) In Cash and Cash Equivalents         (2,465)       (4,854)
 Cash and Cash Equivalents at Beginning of Period       7,097         8,738

 Cash and Cash Equivalents at End of Period          $  4,632       $ 3,884



 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                           Common Shares
                                                                                        (Distributions
                                                                           Treasury     In Excess of
                                                Outstanding      Issued    Shares,      Accumulated
                                                     Number      Amount    at Cost      Net Income)     Total



Balances- October 31, 1994                       5,341,696     $123,507   $(2,861)       $(32,165)      $88,481
 Net Income                                              -            -         -             575           575
 Cash dividends declared ($.28 per share)                -            -         -          (1,495)       (1,495)
 Sale of additional common shares under
  dividend reinvestment plan                         4,833           65         -               -            65

Balances- January 31, 1995                       5,346,529     $123,572   $(2,861)       $(33,085)      $87,626

Balances- October 31, 1995                       5,367,226     $123,844   $(2,861)       $(34,401)      $86,582
 Net income                                              -            -         -           7,029         7,029
 Cash dividends declared ($.29 per share)                -            -         -         ( 1,556)       (1,556)
 Sale of additional common shares under
  dividend reinvestment plan                         4,847           66         -               -            66

Balances- January 31, 1996                       5,372,073     $123,910   $(2,861)       $(28,928)      $92,121




The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HRE PROPERTIES



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), its wholly-owned subsidiary, and a joint venture in which the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report for the fiscal year ended October 31, 1995.

Sale of Property

In January 1996, the Trust sold a net leased retail property for $7,075,000 resulting in a gain on the sale of the property for financial accounting purposes of $6,252,000. The sale was structured as a tax-deferred exchange under Section 1031 of the Internal Revenue Code and the proceeds from the sale are being held on deposit. The proceeds are expected to be used to complete the purchase of one or more replacement properties within six months of the sale closing date. In the event that the Trust does not complete the exchange of properties within the prescribed period, the proceeds will be paid to the Trust and the gain on sale will be included in the Trust's taxable income for fiscal 1996.

Mortgage Notes Payable and Bank Lines of Credit

In December 1995, a 9.5% mortgage note payable in the principal amount of $11,250,000, due in 2000, was refinanced from proceeds of a mortgage note in the principal amount of $6,000,000, due in 2002, with interest tied to the prime rate or LIBOR (7.87% at January 31, 1996) and borrowings under one of the Trust's existing unsecured lines of credit.

Commitments

The Trust has contracted for the sale of one of its office building investments having a net carrying amount of $3,200,000 at January 31, 1996 for a cash price of $3,750,000.

The Trust has a remaining commitment to fund $2.5 million towards the construction of a tenant's retail store at one of the Trust's properties. The Trust has an outstanding letter of credit in the amount of $2.5 million to secure its commitment.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources:

     The Trust's liquidity and capital resources include its cash and cash equivalents, funds available from bank borrowings and long-term mortgage debt and sales of real estate investments. The Trust meets its liquidity requirements primarily by generating funds from the operations of its properties and collection of principal and interest on its mortgage notes receivable. Payments of expenses related to real estate operations, capital improvement programs, debt service, and dividend requirements place demands on the Trust's liquidity.

     The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At January 31, 1996, the Trust had cash and cash equivalents of $4.6 million compared to $7.1 million at October 31, 1995. The Trust also has $15 million in unsecured revolving lines of credit with two major commercial banks of which $5.75 million is available at January 31, 1996. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The revolving credit lines expire at various periods in 1996 and outstanding borrowings, if any, may be repaid from proceeds of debt refinancings or sales of properties. The Trust may also request that the time for repayment be extended by the banks. It is the Trust's intent to renew these credit lines as they expire in 1996. Long-term debt consists of mortgage notes payable totalling $51.8 million, of which $765,000 in principal payments are due in fiscal 1996. The mortgage loans bear interest at fixed rates that range from 7.5% to 9.75%.

In December, 1995, the Trust repaid a 9.5% mortgage note payable in the principal amount of $11,250,000 due in 2000, from proceeds of a $6,000,000 mortgage note and $5,250,000 of borrowings from one of the Trust's credit lines.

In fiscal 1995, the Board of Trustees expanded and refined the strategic objectives of the Trust to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Trust in the normal course of business over the next several years. The Trust believes that economic conditions in the real estate markets where the Trust's non-core properties are located have improved and that opportunities to sell those properties over the next several years have also improved. In January, 1996, the Trust sold a non-core retail property for $7,075,000 realizing a gain on sale of the property of $6,252,000. The Trust has also entered into a contract to sell an office property for a cash price of $3.75 million. At January 31, 1996, the non-core properties totalled ten properties, having an aggregate net book value of $44,691,000 and comprise all of the Trust's office (with the exception of the Trust's headquarters), distribution and service facilities, and certain retail properties located outside of the Northeast region of the United States.

Funds from Operations

Funds from Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of
properties, plus depreciation and amortization   The Trust
believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance.

Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income as defined by generally accepted accounting principles. The Trust considers recoveries of investment in properties owned subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In the three-month period ended January 31, 1996, Funds from Operations increased 8.8% to $2,292,000 from $2,106,000 in the year ago period. The improvement is primarily the result of the positive effect of the Trust's new retail property investments in fiscal 1995 and late 1994.

Results of Operations

Revenues

     Total revenues increased 19% to $6,154,000 in the first three months of fiscal 1996, compared to $5,169,000 a year ago. Operating lease revenues increased by $1,168,000 or 25.5% in the first three-months of fiscal 1996 compared to the prior year's period primarily from the additional rents of two recently acquired retail properties located in Danbury, Connecticut and Carmel, New York. The Danbury property, known as Danbury Square, was acquired by the Trust in January 1995 and the Carmel property was acquired in October 1995. Operating lease income from office properties increased 4% from the year ago period reflecting higher occupancy at the office buildings.


Expenses

     Total expenses amounted to $5,377,000 in the Trust's first quarter of fiscal 1996 compared to $4,594,000 for the same period last year. The largest expense category is property expenses of the Trust's real estate operating properties. Property expenses totalled $2,243,000 for the first three months of fiscal 1996, compared to $1,855,000 for the same period in 1995. For properties owned during both 1996 and 1995 expenses in fiscal 1996 increased principally from higher snow removal costs and other maintenance costs. Property expenses for the Trust's new retail properties added expenses of $245,000 in fiscal 1996.

     Interest expense increased by $181,000 to $1,329,000 for the first three months of fiscal 1996 principally due to the addition of a $11,250,000 mortgage note payable obtained in connection with the acquisition of real property in fiscal 1995.

                   PART II - OTHER INFORMATION



Item 6       Exhibits and Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the three month period ended January 31, 1996.





                       S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HRE PROPERTIES
                            (Registrant)



                           By:/s/___________________
                           James R. Moore
                           Senior Vice President/
                           Chief Financial Officer
                           (Principal Financial Officer
                            and Principal Accounting Officer)



                           By:/s/____________________
                           Charles J. Urstadt
                           Chairman, President and
                           Chief Executive Officer





Dated : March 13, 1996