Form 10-Q
period 1996-04-30
HRE PROPERTIES
filed 1996-06-13
CIK 48896

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549



          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934



For Quarter Ended April 30, 1996
Commission File Number 1-6309

                         HRE PROPERTIES
       (Exact Name of Registrant as Specified in Charter)

MASSACHUSETTS                                  04-2458042
(State or other jurisdiction of             (I.R.S.Employer
incorporation or organization)           Identification Number)

321 Railroad Avenue, Greenwich, CT                    06830

(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report:  5,377,023

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


       Consolidated Statements of Income-Three months ended April
       30, 1996 and 1995,
       Six months ended April 30, 1996 and 1995.

       Consolidated Balance Sheets-April 30, 1996 and October 31, 1995.

       Consolidated Statements of Cash Flows-Six months ended
       April 30, 1996 and 1995.

       Consolidated Statements of Shareholders' Equity-Six months ended April 30, 1996 and 1995.

       Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

 HRE PROPERTIES
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
                                                    April 30,   October 31,
                                                        1996          1995
   ASSETS

Real Estate Investments:
  Properties owned - at cost, net of accumulated
  depreciation and recoveries                      $  88,665      $  85,966
  Properties available for sale - at cost, net of
  accumulated depreciation and recoveries             44,090         46,212
  Mortgage notes receivable                            3,751          3,937
                                                     136,506        136,115

Cash and cash equivalents                              2,483          7,097
Deposits held in trust                                 7,307             --
Interest and rent receivable                           3,300          2,691
Deferred charges, net of accumulated amortization      2,102          1,913
Other assets                                           1,352          1,283

                                                   $ 153,050       $149,099

LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
  Bank loans                                       $   6,750      $   2,500
  Mortgage notes payable                              51,618         57,212
  Accounts payable and accrued expenses                1,135          1,014
  Deferred trustees' fees                                453            436
  Other liabilities                                    1,651          1,355
                                                      61,607         62,517
 Shareholders' Equity:
  Preferred shares, without par value;
  2,000,000 shares authorized; none issued                --             --
  Common shares, without par value; unlimited shares
  authorized;
  5,555,371  and 5,550,421 issued on April 30, 1996
  and October 31, 1995, respectively                 123,982        123,844
  Less 178,348 common shares held in treasury,
  at cost                                             (2,861)        (2,861)
  Distributions in excess of accumulated net income  (29,678)       (34,401)
                                                      91,443         86,582
                                                    $153,050       $149,099

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                        Six Months Ended  Three Months Ended
                                               April 30      April 30

                                            1996     1995    1996    1995
Revenues:
  Operating leases                       $11,361   $9,586  $5,614  $5,007
  Financing leases                           342      644     142     318
  Interest and other                         528      545     321     281

                                          12,231   10,775   6,077   5,606

 Operating Expenses:
  Property expenses                        4,533    3,855   2,290   2,000
  Interest                                 2,606    2,512   1,277   1,364
  Depreciation and amortization            2,525    2,329   1,266   1,202
  General and administrative expenses        788      745     286     340
  Trustees' fees and expenses                 86       90      42      31

                                          10,538    9,531   5,161   4,937

 Income before Gains on Sales
   of Properties                           1,693    1,244     916     669

 Gains on Sales of Properties              6,252    5,502     --    5,502

 Net Income                              $ 7,945  $ 6,746  $  916 $ 6,171

 Net Income Per Common Share             $  1.48  $  1.26  $  .17 $  1.15

 Weighted Average Number of
  Common Shares Outstanding                5,370    5,344   5,372   5,347





 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                  Six Months Ended April 30,
                                                        1996          1995
Operating Activities:
  Net income                                        $  7,945      $  6,746
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                        2,525         2,364
  Recovery of investment in properties owned
  subject to financing leases                            481           788
  Gains on sales of properties                        (6,252)       (5,502)
  (Increase) in interest and rent receivable            (609)         (297)
  Increase in accounts payable and accrued expenses      138           503
  Decrease in other assets and other
  liabilities, net                                       224           253

   Net Cash Provided by Operating Activities           4,452         4,855

 Investing Activities:
  Acquisitions of properties owned                        --       (19,366)
  Improvements to properties owned and
  deferred charges,net                                (4,594)       (1,338)
  Increase in contract deposits                         (230)           --
  Proceeds from sale of mortgage note receivable          --         3,533
  Payments received on mortgage notes receivable         186            36
  Miscellaneous                                           --            22

   Net Cash (Used in) Investing Activities            (4,638)      (17,113)

 Financing Activities:
  Proceeds from bank loan                              5,250            --
  Proceeds from mortgage notes                         6,000        11,250
  Dividends paid                                      (3,222)       (2,993)
  Proceeds from sales of additional common shares        138           129
  Payments on mortgage notes payable and bank loan   (12,594)         (201)

   Net Cash Provided by
    (Used in) Financing Activities                    (4,428)        8,185

 Net (Decrease) In Cash and Cash Equivalents          (4,614)       (4,073)
 Cash and Cash Equivalents at Beginning of Period      7,097         8,738

 Cash and Cash Equivalents at End of Period          $ 2,483       $ 4,665



 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

                                           Common Shares
                                                                         (Distributions
                                                             Treasury    In Excess of
                                   Outstanding     Issued     Shares,    Accumulated
                                        Number     Amount     at Cost    Net Income)   Total



Balances - October 31, 1994          5,341,696    $123,507    $(2,861)   $(32,165)    $88,481
 Net Income                                 --          --         --       6,746       6,746


 Cash dividends paid ($.56 per share)       --          --         --      (2,993)     (2,993)

 Sale of additional common shares under
  dividend reinvestment plan             9,434         129         --          --         129

Balances - April 30, 1995            5,351,130    $123,636    $(2,861)   $(28,412)    $92,363

Balances - October 31, 1995          5,367,226    $123,844    $(2,861)   $(34,401)    $86,582
 Net income                                 --          --         --       7,945        7,945


 Cash dividends paid ($.60 per share)       --          --         --      (3,222)      (3,222)

 Sale of additional common shares under
  dividend reinvestment plan             9,797          138        --          --           138

Balances - April 30, 1996            5,377,023     $123,982   $(2,861)   $(29,678)    $91,443




The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HRE PROPERTIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), and a joint venture in which the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and six-month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report for the fiscal year ended October 31, 1995.


Sales of Property

In January 1996, the Trust sold a net leased retail property for $7,075,000 resulting in a gain on the sale of the property for financial accounting purposes of $6,252,000. The sale was structured as a tax-deferred exchange under Section 1031 of the Internal Revenue code and the proceeds from the sale are included in the accompanying consolidated balance sheet in "Deposits held in Trust". The proceeds are expected to be used to complete the purchase of one or more replacement properties within six months of the sale closing date. In the event that the Trust does not complete the exchange of properties within the prescribed period, the proceeds will be paid to the Trust and the gain on sale will be included in the Trust's taxable income for fiscal 1996.

In May, 1996 the Trust sold an office building having a net carrying amount of approximately $3,200,000 at April 30, 1996 for net proceeds of $3,550,000.


Mortgage Notes Payable and Bank Lines of Credit

In December 1995, a 9.5% mortgage note payable in the principal amount of $11,250,000, due in 2000, was refinanced from proceeds of a mortgage note in the principal amount of $6,000,000, due in 2002, with interest tied to the prime rate of LIBOR (7.25% at April 30, 1996) and borrowings under one of the Trust's existing unsecured lines of credit.


Other Matter

In May, 1996, the Trust's Board of Trustees authorized a program to purchase up to one million of the Trust's common shares over the next two to three years. The Trust expects to use available cash as well as proceeds from the sales of its non-core assets.
The repurchase program is subject to postponement or termination at any time in light of prevailing market conditions and other factors.

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

     The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At April 30, 1996, the Trust had cash and cash equivalents of $2.5 million compared to $7.1 million at October 31, 1995. The Trust also has $15 million in unsecured revolving lines of credit with two major commercial banks, of which $7.7 million is available at April 30, 1996. The credit lines are available to finance the acquisition, management or development of commercial real estate, refinance of indebtedness and for working capital purposes. The revolving credit lines expire in 1996 and outstanding borrowings
($6,750,000 outstanding at April 30, 1996), may be repaid from available cash, proceeds of debt refinancings or sales of properties. The Trust may also request that the time for repayment be extended by the banks. In June, 1996, the Trust repaid $1,500,000 of outstanding borrowings from available cash. It is the Trust's intent to renew its credit lines as they expire.

     Long-term debt consists of mortgage notes payable totalling $51.6 million. The mortgage loans bear interest at fixed rates that range from 7.5% to 9.75%. In December, 1995, the Trust repaid a 9.5 % mortgage note payable in the principal amount of $11,250,000 due in 2000, from proceeds of a $6,000,000 mortgage note due in 2002 and $5,250,000 of borrowings from one of the Trust's credit lines.

The Trust also invests in its existing properties and, during fiscal 1996, spent approximately $4.6 million for capital improvements and leasing costs, including $3.3 million to complete the construction of a tenant's retail store at one of the Trust's properties.

In fiscal 1995, the Board of Trustees expanded and refined the strategic objectives of the Trust to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Trust in the normal course of business over the next several years. The Trust believes that economic conditions in the real estate markets where the Trust's non-core properties are located have improved and that opportunities to sell those properties over the next several years have also improved. In January, 1996, the Trust sold a non-core retail property for $7,075,000 realizing a gain on sale of the property of $6,252,000. At April 30, 1996, the non-core properties totalled ten properties, having an aggregate net book value of $44,090,000 and comprise all of the Trust's office (with the exception of the Trust's headquarters), distribution and service facilities, and certain retail properties located outside of the Northeast region of the United States. In May, 1996, the Trust sold an office property,having a net carrying amount of approximately $3.2 million, for net proceeds of $3.55 million.

In May, 1996, the Trust's Board of Trustees authorized a program to purchase up to one million of the Trust's common shares over the next two to three years. The Trust expects to use available cash as well as proceeds from the sales of its non-core assets. The repurchase program is subject to postponement or termination at any time in light of prevailing market conditions and other factors.

Funds from Operations

Funds from Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of
properties, plus depreciation and amortization   The Trust
believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance. Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income as defined by generally accepted accounting principles. The Trust considers recoveries of investment in properties owned subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In the six-month period ended April 30, 1996, Funds from Operations increased 6.4% to $4,570,000 from $4,296,000 in the year ago period. The improvement is primarily the result of the positive effect of the Trust's recent retail property investments in fiscal 1995 and new leasing at several of the Trust's properties.

Results of Operations

Revenues

     Total revenues increased 13% to $12,231,000 in the first six months of fiscal 1996, compared to $10,775,000 a year ago. Operating lease revenues increased by $1,775,000 or 18% in the first six-months of fiscal 1996 primarily from the additional rents of two recently acquired retail properties located in Danbury, Connecticut and Carmel, New York and new leasing at several of the Trust's owned properties. The Danbury property, known as Danbury Square, was acquired by the Trust in January 1995 and the Carmel property was acquired in October 1995. Operating lease income from office properties increased 6% from the year ago period reflecting higher occupancy at the office buildings.

As of April 30, 1996, four discount retailers occupying space at certain of the Trust's retail properties have filed for bankruptcy protection. The Trust has reviewed each situation and has developed responses to assist in containing any short-term losses from these bankruptcies. In one instance, the lease is guaranteed by a credit worthy guarantor and in another, the Trust purchased the property fully anticipating a vacancy resulting from the tenant's bankruptcy. A third tenant has historically reported good store sales and currently pays a modest rent. In the last instance, the tenant has filed for liquidation. While the Trust cannot predict the ultimate outcomes, it will monitor events in fiscal 1996.

Expenses

     Total expenses amounted to $10,538,000 in the Trust's first six-months of fiscal 1996 compared to $9,531,000 for the same period last year. The largest expense category is property expenses of the Trust's real estate operating properties. Property expenses totalled $4,533,000 for the first six months of fiscal 1996, compared to $3,855,000 for the same period in 1995. For properties owned during both 1996 and 1995 expenses in fiscal 1996 increased principally from higher snow removal costs and other maintenance costs. Property expenses for the Trust's properties acquired in fiscal 1995 increased expenses by $453,000 in fiscal 1996.

                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a)  The date of the Annual Meeting was March 13, 1996.

     (b)  Shareholders voted on the following proposal:

          "To act upon a Shareholder proposal to declassify the Board of Trustees so that all directors are elected annually".

1,377,070 common shares were voted in the affirmative; 2,364,147 common shares were voted against and; 144,606 common shares abstained in vote.


Item 6  Exhibits and Reports on Form 8-K

          Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the three-month period ended April 30, 1996.

          Exhibits



                       S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HRE PROPERTIES
                            (Registrant)


                           By: /s/ JAMES R. MOORE

                           James R. Moore
                           Executive Vice President/
                           Chief Financial Officer
                           (Principal Financial Officer
                           and Principal Accounting Officer)


                           By: /s/ CHARLES J. URSTADT

                           Charles J. Urstadt
                           Chairman, President and
                           Chief Executive Officer


Dated : June 13, 1996