Form 10-Q
period 1996-07-31
HRE PROPERTIES
filed 1996-09-12
CIK 48896

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549



          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934



For Quarter Ended July 31, 1996                 Commission File Number 1-6309

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

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report:  5,347,287

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


       Consolidated Statements of Income--Three months ended July 31, 1996 and 1995,Nine months ended July 31, 1996 and 1995.

       Consolidated Balance Sheets--July 31, 1996 and October 31,1995.

       Consolidated Statements of Cash Flows--Nine months ended
       July 31, 1996 and 1995.

       Consolidated Statements of Shareholders' Equity--Nine months ended July 31, 1996 and 1995.

       Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

 HRE PROPERTIES
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
                                                        July 31,   October 31,
                                                          1996         1995
 ASSETS

Real Estate Investments:
  Properties owned -at cost, net of accumulated
  depreciation and recoveries                            $88,735    $  85,966
  Properties available for sale - at cost, net of
  accumulated depreciation and recoveries                 41,207       46,212
  Mortgage notes receivable                                3,729        3,937
                                                         133,671      136,115

Cash and cash equivalents                                  5,084        7,097
Interest and rent receivable                               2,787        2,691
Deferred charges, net of accumulated amortization          2,035        1,913
Other assets                                               1,225        1,283

                                                       $ 144,802     $149,099

LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
  Bank loans                                           $      --     $  2,500
  Mortgage notes payable                                  51,430       57,212
  Accounts payable and accrued expenses                    1,054        1,014
  Deferred trustees' fees                                    461          436
  Other liabilities                                        1,102        1,355
                                                          54,047       62,517
 Shareholders' Equity:
  Preferred shares, without par value;
  2,000,000 shares authorized; none issued                    --           --
  Common shares, without par value; unlimited shares
  authorized; 5,560,335  and 5,550,421 issued on
  July 31, 1996 and  October 31, 1995, respectively       124,054     123,844
  Less 213,048 and 178,348 common shares held in
  treasury,at cost,respectively                            (3,402)     (2,861)
  Distributions in excess of accumulated net income       (29,897)    (34,401)
                                                           90,755      86,582
                                                         $144,802    $149,099

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                        Nine months Ended  Three Months Ended
                                            July 31               July 31

                                         1996       1995      1996      1995
Revenues:
  Operating leases                     $16,971    $14,746    $5,611    $5,160
  Financing leases                         478        963       136       319
  Interest and other                       737        882       209       337

                                        18,186     16,591     5,956     5,816

 Operating Expenses:
  Property expenses                      6,562      5,803     2,029     1,948
  Interest                               3,783      3,887     1,178     1,375
  Depreciation and amortization          3,802      3,532     1,278     1,203
  General and administrative expenses    1,159      1,247       370       502
  Trustees' fees and expenses              133        130        47        40
  Writedown in carrying value
  of investments                            --      7,000        --     7,000

                                        15,439     21,599     4,902    12,068

 Income (Loss) before Gains on
 Sales of Properties                     2,747     (5,008)    1,054    (6,252)

 Gains on Sales of Properties            6,641      5,502       389        --

 Net Income (Loss)                     $ 9,388     $  494   $ 1,443   $(6,252)

 Net Income (Loss) Per Common Share    $  1.74     $  .09   $   .26   $ (1.17)

 Weighted Average Number of Common
 Shares Outstanding                      5,371      5,348     5,374     5,353






 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                  Nine months Ended July 31,

                                                              1996     1995
Operating Activities:
  Net income                                              $  9,388   $  494
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                             3,802    3,620
   Recovery of investment in properties
   owned subject to financing leases                           715    1,106
   Minority interest in results of consolidated
   joint venture                                                --       42
   Gains on sales of properties                             (6,641)  (5,502)
   Writedown in carrying value of investments                   --    7,000
   (Increase) decrease in interest and rent receivable         (96)     124
   Increase (decrease) in accounts payable and accrued
   expenses                                                     65       77
   (Increase) decrease in other assets and other
   liabilities, net                                           (196)    (191)

   Net Cash Provided by Operating Activities                 7,037    6,770

 Investing Activities:
  Acquisitions of properties owned                            (881) (19,476)
  Improvements to properties owned and deferred charges,
  net                                                       (5,447)  (1,760)
  Proceeds from sales of mortgage notes receivable             143    3,400
  Proceeds from sales of properties                         10,567       --
  Payments received on mortgage notes receivable                65       42
  Miscellaneous                                                 --       --

  Net Cash (Used in) Investing Activities                    4,447  (17,794)

 Financing Activities:
  Proceeds from bank loan                                    5,250       --
  Proceeds from mortgage notes                               6,000   11,250
  Dividends paid                                            (4,884)  (4,544)
  Proceeds from sales of additional common shares              210      226
  Purchase of common shares for treasury                      (541)      --
  Payments on mortgage notes payable and bank loans        (19,532)    (321)

   Net Cash Provided by (Used in) Financing Activities     (13,497)   6,611

 Net (Decrease) In Cash and Cash Equivalents                (2,013)  (4,413)
 Cash and Cash Equivalents at Beginning of Period            7,097    8,738

 Cash and Cash Equivalents at End of Period                $ 5,084  $ 4,325



 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

                                           Common Shares

                                                                       (Distributions
                                                              Treasury   In Excess of
                                       Outstanding     Issued  Shares,    Accumulated
                                            Number     Amount  at Cost     Net Income)  Total

Balances - October 31, 1994              5,341,696   $123,507  $(2,861) $(32,165)     $ 88,481
 Net Income                                     --         --       --        494          494
 Cash dividends paid ($.85 per share)           --         --       --     (4,544)      (4,544)
 Sale of additional common shares under
  dividend reinvestment plan                14,087        194       --         --          194
 Common shares issued upon exercise of
   stock options                             6,668         32       --         --           32

Balances - July 31, 1995                 5,362,451   $123,733  $(2,861)  $(36,215)    $84,657

Balances - October 31, 1995              5,367,226   $123,844  $(2,861)  $(34,401)    $86,582
 Net income                                     --         --       --      9,388       9,388
 Cash dividends paid ($.91 per share)           --         --       --     (4,884)     (4,884)
 Sale of additional common shares under
  dividend reinvestment plan                14,761        210       --         --         210
 Purchases of common shares held in
   treasury                                (34,700)        --     (541)        --        (541)

Balances - July 31, 1996                 5,347,287   $124,054   $(3,402) $(29,897)    $90,755




The accompanying notes to consolidated financial statements are an integral part of these statements.

                       HRE PROPERTIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), and a joint venture in which the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and nine-month periods ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report for the fiscal year ended October 31,1995.

Sales of Property

In January 1996, the Trust sold a retail property for $7,075,000 resulting in a gain on sale of property of $6,252,000.

In May 1996, the Trust sold an office building for $3,550,000 resulting in a gain on sale of property of $389,000.

The Trust has contracted to sell one of its office building investments for proceeds of approximately $8.6 million, which amount approximates the property's net carrying amount at July 31, 1996.

Mortgage Notes Payable

In December 1995, the Trust repaid a 9.5% mortgage note payable in the principal amount of $11,250,000, due in 2000, from proceeds of a mortgage note in the principal amount of $6,000,000, and borrowings under one of the Trust's existing unsecured lines of credit.

Other Matters

In May 1996, the Trust's Board of Trustees authorized a program to purchase up to one million of the Trust's common shares over the next two to three years. The Trust expects to use available cash or proceeds from the sales of its non-core assets to finance the repurchase program.
The repurchase program is subject to
postponement or termination at any time in light of prevailing market conditions and other factors. As of July
31, 1996, the Trust had repurchased 34,700 shares at an aggregate cost of $557,000 under this program.

The Trust has commenced discussions with one of its tenants to recover up to $6.2 million in unpaid additional percentage rents including interest due the Trust, pursuant to a long-term lease arrangement. The revenues are due as a result of a provision of the lease which requires the tenant to aggregate the sales of all its stores in a specified radius when computing percentage rent. The tenant has disputed the amount of unpaid rent. However, management believes that the tenant's objections are without merit and intends to vigorously pursue the claim.

In a prior year, as part of a real property transfer and mortgage transaction, the Trust negotiated an option to purchase a 117,500 square foot retail property in Georgia upon the occurrence of certain events. The property is triple net leased under a long-term lease arrangement.In fiscal 1996, the Trust exercised its option for a purchase price of $1.00.
However, the property's owner of record ("Holder") has contested the option and has commenced an action against the Trust to declare the option unenforceable. The Trust has counterclaimed and intends to vigorously pursue the litigation.
There is a $2 million mortgage lien recorded against the property, the priority of which is being evaluated.

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

The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At July 31, 1996, the Trust had cash and cash equivalents of $5.1 million compared to $7.1 million at October 31, 1995. The Trust also has $15 million in unsecured revolving lines of credit with two major commercial banks. The credit lines are available to finance the acquisition, management or development of commercial real estate, refinance of indebtedness and for working capital purposes. The revolving credit lines expire in 1997 and outstanding borrowings (None at July 31, 1996), may be repaid from available cash, proceeds of debt refinancings or sales of properties. The Trust may also request that the time for repayment be extended by the banks. The Trust has recently renewed its credit lines for another year on similar terms and conditions.

Long-term debt consists of mortgage notes payable totalling $51.4 million. The mortgage loans bear interest at fixed rates that range from 7.5% to 9.75%. In December, 1995, the Trust repaid a 9.5 % mortgage note payable in the principal amount of $11,250,000 due in 2000, from proceeds of a $6,000,000 mortgage note due in 2002 and $5,250,000 of borrowings from one of the Trust's credit lines. Approximately $9.5 million of mortgage loans mature in the next twelve months. It is the Trust's intent to repay these loans from available liquid assets or refinance the indebtedness as they mature.

The Trust also invests in its existing properties and, during fiscal 1996, spent approximately $5.4 million for capital improvements and leasing costs, including $3.3 million to complete the construction of a tenant's retail store at one of the Trust's properties. The Trust also expects to make additional investments periodically. The funds from such investments may come from existing liquid assets, line of credit arrangements, proceeds from property sales, financing of acquired or existing properties or the sales of mortgage notes receivable. In fiscal 1996, the Trust acquired the Alm shopping center in Phoenix, Arizona, a 30,700 square foot retail property that is situated on land adjacent to an 86,000 square foot retail property currently owned by the Trust. The property was acquired at a cost of $881,000.

In fiscal 1995, the Board of Trustees expanded and refined the strategic objectives of the Trust to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Trust in the normal course of business over the next several years. The Trust believes that economic conditions in the real estate markets where the Trust's non-core properties are located have improved and that opportunities to sell those properties over the next several years have also improved. During the first nine months of fiscal 1996, the Trust sold a non-core retail property for $7,075,000 realizing a gain on sale of the property of $6,252,000, and sold an office property for $3.75 million realizing a gain on sale of the property of $389,000.

At July 31, 1996, the non-core properties totalled nine properties, having an aggregate net book value of $41,207,000 and comprise all of the Trust's office (with the exception of the Trust's headquarters), distribution and service facilities, and certain retail properties located outside of the Northeast region of the United States.
During fiscal 1996, the Trust contracted to sell its office building in Denver, Colorado for approximately $8.6 million. The closing, which is subject to certain conditions, is scheduled in this fiscal year.

In May, 1996, the Trust's Board of Trustees authorized a program to purchase up to one million of the Trust's common shares over the next two to three years. The Trust expects to use available cash or proceeds from the sales of its non-core assets. The repurchase program is subject to postponement or termination at any time in light of prevailing market conditions and other factors.

Funds from Operations

Funds from operations (FFO) is defined as net income
(computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization. The Trust believes the level of funds from operations to be an appropriate supplemental financial measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income as defined by generally accepted accounting principles. In fiscal
1996, the Trust modified its definition of funds from operations to conform to the definition of FFO recommended by the National Association of Real Estate Investment Trusts
("NAREIT"). The Trust considers recoveries of investment in properties owned subject to financing leases to be analogous to amortization for purposes of calculating funds from operations. In the nine-month period ended July 31, 1996, funds from operations increased 11.1% to $6,970,000 from $6,272,000 in the year ago period. The improvement in FFO in fiscal 1996 is the result of, among other things, the positive effect of the Trust's retail properties acquired in fiscal 1995 and recent leasing at several of the Trust's properties.

Results of Operations

Revenues

 Total revenues increased 9.6% to $18,186,000 in the first nine months of fiscal 1996. Operating lease revenues increased by $2,225,000 or 15% primarily from the additional rents of two retail properties located in Danbury, Connecticut and Carmel, New York acquired in fiscal 1995, and new leasing at several of the Trust's owned properties. The Danbury property, known as Danbury Square, was acquired by the Trust in January 1995 and the Carmel property was acquired in October 1995. When adjusted to exclude properties acquired and sold in 1995 and 1996, rental income increased by 10.1% in fiscal 1996. The Trust's portfolio was 95% leased at July 31, 1996.

Finance lease income decreased in fiscal 1996 from the sale in fiscal 1995 of four distribution properties which were accounted for as direct finance leases.

As of July 31, 1996, four tenants occupying space at several of the Trust's retail properties have filed for bankruptcy protection. The Trust has reviewed each situation and has developed responses to assist in containing any short-term rental losses from these bankruptcies.

In one instance, the former parent of the tenant and assignor continues on the lease In another situation, the Trust recently purchased the property anticipating a vacancy resulting from the tenant's bankruptcy. A third tenant has historically reported good store sales and currently pays a modest rent. While the Trust cannot predict the ultimate outcomes of these matters, it will continue to monitor events. In the last instance, the tenant filed for liquidation and recently assigned its lease to a regional retailer who will continue to lease the space.

Expenses

     Total expenses amounted to $15,439,000 in the Trust's first nine-months of fiscal 1996 compared to $21,599,000 for the same period last year. Fiscal 1995 expenses include a non-cash charge of $7,000,000 to write-down the carrying values of two of the non-core properties held available for sale to their estimated net realizable values. Property expenses totalled $6,562,000 for the first nine months of fiscal 1996, compared to $5,803,000 for the same period in 1995. For properties owned during both 1996 and 1995 expenses in fiscal 1996 increased by 3% principally from higher snow removal costs and other maintenance costs. Property expenses for the Trust's properties acquired in fiscal 1995 increased expenses by $570,000 in fiscal 1996.

Interest expense decreased from the repayment of a 9.5% mortgage note payable in the amount of $11,250,000 in December, 1995 from proceeds of a $6,000,000 mortgage note and borrowings from the Trust's credit lines at a lower interest rate. The credit lines were repaid during fiscal 1996 from proceeds of sales of properties.

General and administrative expenses decreased in fiscal 1996 principally from the absence of rental expense incurred under a lease agreement which expired in December 1995 for the Trust's former executive office space. The Trust currently occupies space in one of its office properties.

Item 6  Exhibits and Reports on Form 8-K

          Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the three-month period ended
          July 31, 1996.

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

Dated: September 12, 1996