Form 10-K
period 1996-10-31
HRE PROPERTIES
filed 1997-01-23
CIK 48896

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                             FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended October 31, 1996

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 6, 1997: Common Shares, without par value - $67,606,000.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,346,081 Common Shares, without par value, as of January 6, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement for Annual Meeting of Shareholders to be held on March 12, 1997 (certain parts as indicated herein) (PartIII).


TABLE OF CONTENTS
                                                                 Form 10-K
Item No.                                                        Report Page

                                  PART I

1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .3

2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . .. . . . .8

3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .. . . . 10

4.    Submission of Matters to a Vote of Security Holders . . . .. . . . 10


                                  PART II

5.    Market for the Registrant's Common Equity and Related Shareholder
      Matters . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . 10

6.    Selected Financial Data . . . . . . . . . . . . . . . . . .. . . . 12

7.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . . . . .. . . . 13

8.    Financial Statements and Supplementary Data . . . . . . . .. . . . 18

9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure. . . . . . . . . .. . . . 18


                                 PART III

10.   Directors and Executive Officers of the Registrant. . . . .. . . . 18

11.   Executive Compensation. . . . . . . . . . . . . . . . . . .. . . . 19

12.   Security Ownership of Certain Beneficial Owners and Management.. . 19

13.   Certain Relationships and Related Transactions. . . . . . .. . . . 19


                                  PART IV

14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K . 20

Item I.   Business.

     HRE Properties (the "Trust") was organized on July 7, 1969 as an unincorporated business trust under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated July 7, 1969, as amended.

     The Trust has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to such provisions of the Code, a trust which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Trust intends to continue to qualify as a real estate investment trust for federal income tax purposes.

     Description of Business

     The Trust's sole business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States. The Trust's core properties consist of community shopping centers in the northeastern part of the United
States. The remaining properties include office and retail buildings and industrial properties. The Trust also seeks to identify desirable properties for acquisitions which it acquires in the normal course of business.
In addition, the Trust regularly reviews its portfolio and from time to time considers and effects the sale of certain properties.

     At October 31, 1996, the Trust owned or had an equity interest in e ighteen properties comprised of shopping centers, single tenant retail stores, office buildings and service and distribution facilities located in twelve states throughout the United States, containing a total of 2,798,000 square feet of gross leasable area. For a description of the Trust's individual investments, see Item 2.

     The Trust intends to continue to invest substantially all of its assets in income producing real estate, with a primary emphasis on shopping centers, although the Trust will retain the flexibility to invest in other types of real property. While the Trust is not limited to any geographical location, the Trust's current strategy is to invest primarily in properties located in the Northeastern United States.

     Investment and Operating Strategy

     The Trust's investment objective is to increase cash flow, current income and consequently the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing properties, and (ii) the selective acquisitions of income-producing real estate properties, primarily neighborhood and community shopping centers, in the geographic region, where the Trust presently operates.

     These neighborhood and community shopping center properties are designed to attract local area customers and would typically be anchored by a supermarket, discount department store or drugstore tenant offering day-to-day necessities rather than high-priced luxury items.

     Core Properties

     The Trust considers those properties which are directly managed by the Trust, located close to the Trust's headquarters and concentrated in the community shopping center sector to be core properties. Of the eighteen properties in the Trust's portfolio, ten properties are considered core properties consisting of seven community shopping centers, one mixed-use (retail/office) property and two office buildings (including the Trust's executive headquarters). The properties contain in the aggregate 1,225,000 square feet of gross leasable area. The Trust's core retail properties collectively had 158 tenants providing a wide range of retail products and services. Tenants include national supermarkets, discount department stores, a regional electronic store and local retailers.
At October 31, 1996, the core properties were 91% leased.

     A substantial portion of the Trust's operating lease income from retail tenants consists of rent received under short- and intermediate-term leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers.

     Non-Core Properties

     In fiscal 1995, the Board of Trustees expanded and refined the strategic objectives of the Trust to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Trust in the normal course of business over the next several years. The Trust believes that economic conditions in the real estate markets where the Trust's non-core properties are located have improved and that opportunities to sell those properties over the next several years have also improved.
At October 31, 1996, the non-core properties total eight properties, having an aggregate net book value of $32,986,000 ($46,212,000 at October
31, 1995) and comprise the Trust's office (with the exception of the Trust's headquarters), distribution and service facilities, and certain retail properties located outside of the northeast region of the United States.
As a result of this change in investment strategy, the Trust recorded a non-cash charge of $7,000,000 in fiscal 1995, to writedown the carrying value of two of the non-core properties to their respective estimated net realizable values. The Trust expects that the ultimate sales of the non-core properties over the next several years will result in net gains to the Trust.

     At October 31, 1996, the Trust's non-core properties consisted of one office building, containing 212,000 square feet of gross leasable area (GLA), three retail properties totaling 440,000 square feet and four industrial properties with a total of 921,000 square feet of GLA. The non-core properties were 98% leased at October 31, 1996.

     The office property has four tenants which offer a range of services, including insurance, engineering and management.

     The four service and distribution facilities are 100% occupied and consist of two automobile and truck parts distribution warehouses, one truck sales and service center and one automobile tire distribution facility. The service and distribution facilities are net leased under long-term lease arrangements whereby the tenants pay all taxes,insurance, maintenance and other operating costs of the property during the term of the lease.

     The three retail properties consist of a 231,000 square foot shopping center located in Clearwater, Florida containing 44 tenants and two single tenant properties located in Tempe and Mesa, Arizona totaling 209,000 square feet of GLA.

     On November 22, 1996, the Trust formed a limited partnership with certain shareholders of the Trust to own, manage and redevelop the Trust's shopping center in Clearwater, Florida. The Trust, as the general partner, contributed the shopping center at its net carrying amount
(which amount approximates its fair value of $13 million), and the limited partners, including Kimco Realty Corp. which will manage the property, contributed 600,000 common shares of the Trust to the limited partnership.

     At October 31, 1996, the Trust also owned a portfolio of mortgage notes receivable consisting of fixed rate mortgages aggregating $3,706,000.
The fixed rate mortgages are secured by retail properties sold by the Trust in prior years.

     During the five year period ended October 31, 1996, the Trust acquired eight properties totalling 834,000 square feet of gross leasable space at an aggregate cost of $71.7 million. The properties were acquired with cash and $36 million of non-recourse first mortgage loans. In the same period, the Trust spent nearly $9.1 million to expand, renovate, improve and lease its existing properties. Such activities were funded from available cash. During the five year period ended October 31, 1996, the Trust has sold or disposed of twelve properties totalling 1,566,000 square feet of gross leasable area which the Trust determined no longer fit into its strategic plans.

     Recent Developments

     In November 1996, the Trust negotiated a settlement proposal with one of its tenants to recover, among other things, unpaid additional percentage rents including interest totalling $3.25 million. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores in a specified radius when computing percentage rent due the Trust. The settlement proposal, including certain other modifications to the lease, is expected to be completed and recorded as income in the Trust's first quarter of fiscal 1997.

     During fiscal 1996, the Trust acquired one property comprising 30,700 square feet of gross leasable area at a purchase price of $880,000 and sold three non-core properties totalling 324,000 square feet of gross leasable space for net proceeds of $18 million. In addition, the Trust spent $5.6 million for leasing costs and capital improvements to properties it already owns. Substantially all such capital improvements were incurred in connection with the Trust's retail leasing activities. The Trust also leased or renewed 75,000 square feet of gross leasable area in fiscal 1996, compared to 153,000 square feet of GLA in the prior year. The square footage leased or renewed in fiscal 1996 comprised 7% of the total gross leasable area of the Trust's core properties.


     Matters Relating to the Real Estate Business

     The Trust is subject to certain business risks arising in connection with owning real estate which include, among others, (1) the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants,
(2) the possibility that such tenants will not renew their leases as they expire, (3) vacated anchor space affecting the entire shopping center because of the loss of the departed anchor tenant 's customer drawing power, (4) risks relating to leverage, including uncertainty that the Trust will be able to refinance its indebtedness, and the risk of higher interest rates, (5) potential liability for unknown or future environmental matters, and (6) the risk of uninsured losses. Unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Trust's ability to attract and retain desirable tenants. The Trust believes that its shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by grocery stores, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

     Compliance with Governmental Regulations

     The Trust, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. Although potential liability could exist for unknown or future environmental matters, the Trust believes that its tenants are operating in accordance with current laws and regulations and has established procedures to monitor these operations.

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

     Property Management

     The Trust actively manages and supervises the operations and leasing at all of its core properties. Six of the Trust's non-core properties are net leased to single tenants under long-term lease arrangements, in which case, management is provided by the tenants. The Trust's two remaining non-core properties are managed by independent property management firms retained by the Trust. The Trust closely supervises the property management firms it engages to manage its properties.

     Employees

     The Trust's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut. It occupies approximately 5,000 square feet in a two story office building owned by the Trust.

     The Trust has 15 employees, eight of whom oversee the management of the Trust's real estate portfolio, or analyze potential acquisition properties and determine which properties, if any, to sell. The Trust's remaining employees serve in various professional, executive and administrative capacities.

Item II.  Properties.

          Core Properties

     The following table sets forth information concerning each core property at October
31, 1996.  All core properties are 100% owned by the Trust.

                                                Gross Leasable
                            Year      Year      Square            Number
Location                    Completed Acquired  Feet       Acres  of Tenants  Leased    Principal Tenant

Meriden, Connecticut        1989      1993      300,000    29.2   20          94%       ShopRite Supermarket

Springfield, Massachusetts  1970      1970      293,000    26.0   18          88%       Great Atlantic &Pacific Tea Co.

Danbury, Connecticut        1989      1995      193,000    19.3   24         100%       Barnes & Noble

Carmel, New York            1983      1995      126,000    19.0   11          58%       ShopRite Supermarket

Newington, New Hampshire    1975      1979      102,000    14.3   10         100%       Sears Roebuck

Wayne, New Jersey           1959      1992      102,000     9.0   44          98%       Great Atlantic &Pacific Tea Co.

Farmingdale, New York       1981      1993       70,000     5.6   12          95%       King Kullen Supermarket

Somers, New York            1989      1992       19,000     4.9   12         100%       Putnam County Savings Bank

Greenwich, Connecticut      1983      1993       10,000      .2    3         100%       HRE Properties

Greenwich, Connecticut      1983      1994        9,700      .2    4         100%       Rogers &Goffigon




     Non-Core Properties

     The following table sets forth information concerning each non-core property in which the Trust owned an equity interest at October 31, 1996.  Except as otherwise noted, non-
core properties are 100% owned by the Trust.

                                                    Rentable
                            Year      Year          Square             Number
Location                    Completed Acquired      Feet      Acres    of Tenants   Leased    Principal Tenant

Southfield, Michigan(1)     1973      1983          212,000   7.8      4            100%      Giffels Associates

Clearwater, Florida(2)      1983      1985          231,000  21.5     44             89%      Albertson's Supermarket

Mesa, Arizona               1971      1971           92,000   7.6      1            100%      Mervyn's

Tempe, Arizona              1970      1970          117,000   8.6      2            100%      Mervyn's

Albany, Georgia             1972      1972          476,000  51.3      1            100%      Firestone

Dallas, Texas               1970      1970          253,000  14.5      1            100%      Chrysler Corporation

St. Louis, Missouri         1970      1970          163,000  16.0      1            100%      Chrysler Corporation

Syracuse, New York          1973      1973           29,000  10.0      1            100%      Navistar International


(1) The Trust owns an 85% partnership interest in this property.
(2) The Trust has a general partner interest in this property, effective
    November 22,1996.




Item III. Legal Proceedings.

     No legal proceedings are required to be reported under this Item.

Item IV.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31,1996.


          Item Pursuant to Instruction 3 of Item 401 (b) of
          Regulation S-K: Executive Officers of the Trust.

     For information regarding Executive Officers of the Trust--See Item X.


                             PART II

Item V.   Market for the Registrant's Common Equity and Related
Shareholder Matters.

(a) Price Range of Common Shares

     The Common Shares of the Trust are traded on the New York Stock Exchange under the symbol "HRE". The following table sets forth the high and low closing sales prices for the Trust's Common Shares during the fiscal years ended October 31, 1996 and October 31, 1995 as reported on the New York Stock Exchange:

                       Fiscal Year            Fiscal Year
                         Ended                   Ended
                    October 31, 1996        October 31, 1995

                   High          Low        High       Low
Fourth Quarter     $16       -  $14-1/4   $14-3/8   - $13-3/8
Third Quarter       16       -   14        14-3/8   -  13-3/8
Second Quarter      15-5/8   -   13-1/2    13-7/8   -  13
First Quarter       14-1/8   -   13-1/8    14-1/4   -  13-1/4

(b) Approximate Number of Equity Security Holders

     At December 31, 1996 (latest date available), there were
2,568 shareholders of record of the Trust's Common Shares.


(c) Dividends Declared on Common Shares and Tax Status

     The following table sets forth the dividends declared per Common Share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 1996 and 1995:

                             Portion of Dividend Designated as:

Fiscal Year Ended          Gross Dividend        Income          Capital Gain
October 31, 1996:          Paid Per Share        Distribution    Distribution
Fourth Quarter             $ .31                $ .26             $ .05
Third Quarter              $ .31                $ .26             $ .05
Second Quarter             $ .31                $ .26             $ .05
First Quarter              $ .29                $ .24             $ .05
                           $1.22                $1.02             $ .20

                             Portion of Dividend Designated as:

Fiscal Year Ended           Gross Dividend        Income
October 31, 1995:           Paid Per Share        Distribution

Fourth Quarter             $ .29                $ .29
Third Quarter              $ .29                $ .29
Second Quarter             $ .28                $ .28
First Quarter              $ .28                $ .28
                           $1.14                $1.14

     The Trust made distributions to shareholders aggregating
$1.22 per Common Share during the fiscal year ended October 31, 1996. The Trust has paid quarterly dividends on its Common Shares since it commenced operations as a real estate investment trust in 1969.

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






Item VI.     Selected Financial Data.
(In thousands, except per share data)


Year Ended October 31,       1996        1995       1994       1993     1992

Total Assets              $132,160    $149,099   $142,559   $119,330  $137,855

Mortgage Notes Payable    $ 39,798    $ 57,212   $ 46,386   $ 24,227  $ 31,226

Revenues                  $ 24,432    $ 22,853   $ 18,969   $ 16,162  $ 16,942

Operating Income (Loss)   $  3,930    $( 3,703)  $  1,262   $( 7,293) $  1,588

Gains on Sales of
 Properties               $  6,341    $  7,567   $     82   $  2,330  $     --

Net Income (Loss)         $ 10,271    $  3,864   $  1,344   $ (4,963) $  1,588

Funds from Operations*    $  9,525    $  8,510   $  7,653   $  6,748  $  6,631


Per Share Data:

Net Income (Loss)            $1.91      $  .72      $ .26     $ (.94)     $.30

Cash Dividends               $1.22      $ 1.14     $ 1.10     $ 1.08    $ 1.16





*Defined as net income (computed in accordance with generally accepted accounting principles), excluding gains
(or losses) from debt restructuring and sales of properties, plus depreciation, amortization, and the elimination of significant non-recurring charges and credits. In 1996, the Trust adopted the revised definition of Funds from Operations suggested by the National Association of Real
Estate Investment Trusts (NAREIT). 1995 and prior year amounts have been restated to conform to the new NAREIT definition.

ITEM VII.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.


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

The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At October 31, 1996, the Trust had cash and cash equivalents of $1.8 million compared to $7.1 million in 1995 and $8.7 million in 1994. The Trust also expects to receive a cash settlement of $3.25 million in the first quarter of fiscal 1997 for unpaid percentage rent from one of its tenants.
The Trust also has available $15 million in unsecured lines of credit with two major commercial banks. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The credit lines expire at various periods in 1997 and outstanding borrowings, if any, may be repaid from proceeds of debt financings or sales of properties. At October 31, 1996, there were no outstanding borrowings under existing lines of credit. It is the Trust's intent to renew these credit lines as they expire in 1997. Long-term debt consists of mortgage notes payable totalling $39.8 million, of which $3.1 million in principal payments are due in fiscal 1997 (including a mortgage note of $2.4 million, which matures in February, 1997). The mortgage loans bear interest at fixed rates that range from 7.5% to 9.75%. The Trust has received a commitment for $2 million to refinance the $2.4 million mortgage note and expects to use available cash for the difference between the current mortgage and the commitment amount.

Since 1992, the Trust has selectively sold or disposed of properties which were determined to no longer fit into its strategic plan and employed the proceeds of sales, available cash and long-term mortgage debt to acquire nearly $75 million of properties during this same period. In fiscal
1995, the Board of Trustees expanded and refined the strategic objectives of the Trust to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Trust in the normal course of business over the next several years. The non-core properties comprise all of the Trust's offices (except its headquarters), distribution and service facilities, and certain retail properties located outside of the Northeast region of the United States. As a result of this change in investment strategy, the Trust recorded a charge of $7,000,000 in fiscal 1995, to writedown the carrying value of two of the non-core properties to their estimated net realizable values. The Trust believes that economic conditions in the real estate markets where the Trust's non-core properties are located have improved and that opportunities to sell those properties over the next several years have also improved. The Trust expects the ultimate sales of the non-core properties over the next several years to result in net gains to the Trust. During fiscal 1996, the Trust sold three non-core properties for aggregate sales proceeds of $20 million and realized net gains on the sales of the properties of $6,341,000. The proceeds from these sales were used principally to reduce outstanding mortgage indebtedness by approximately $19 million. At October 31, 1996, the non-core properties total eight properties having an aggregate net book value of $32,986,000.

The Trust expects to make additional real estate investments periodically. The funds for such investments may come from existing liquid assets, line of credit arrangements, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. In 1996, the Trust acquired Southern Plaza, a 30,700 square foot shopping center in Tempe, Arizona for a purchase price of $880,000. The Trust also invests in its existing properties and, during fiscal 1996, spent approximately $5.6 million on its properties for capital improvement and leasing costs.

In fiscal 1996, the Trust's Board of Trustees authorized a program to purchase up to one million of the Trust's common shares over the next two to three years. The Trust expects to finance the purchase of such common shares from available cash or proceeds from the sales of its non-core assets. The repurchase program is subject to postponement or termination at any time in light of prevailing market conditions and other factors. In fiscal 1996, the Trust repurchased 40,700 shares at an aggregate cost of $631,000.

Funds from Operations

Funds from Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization, and the elimination of significant non-recurring charges and credits. In fiscal 1996, the Trust adopted the revised definition of Funds from Operations suggested by the National Association of Real Estate Investment Trusts (NAREIT), which eliminated the adjustment for amortization of non-real estate assets. The Trust believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance. Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. The Trust considers recoveries of investment in properties which are subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In fiscal 1996, Funds from Operations increased 12% to $9,525,000 from $8,510,000 in 1995, and
$7,653,000 in 1994. The improvement in fiscal 1996 is primarily the result of the positive effect of the Trust's recent property acquisitions and new leasing at certain of the Trust's core retail properties.





Results of Operations

Fiscal 1996 vs. Fiscal 1995

Revenues

Total revenues increased 6.9% to $24,432,000 in fiscal 1996 compared to $22,853,000 in fiscal 1995. Operating lease revenues, which comprise more than 90% of the Trust's total revenues, increased by $2,767,000 or 14% resulting from the additional rents of two retail properties acquired in fiscal 1995 and new leasing at certain of the Trust's core properties. The Trust also sold two office properties and one retail property during fiscal 1996. In fiscal 1996, the Trust leased or renewed 75,000 square feet of retail space. Overall, the Trust's portfolio was 94% leased at year end. When adjusted to exclude properties acquired and sold in 1995 and 1996, rental income increased by 9% in fiscal 1996 from additional leasing of vacant space. At the end of fiscal 1996, more than 85% of the Trust's real estate portfolio consisted of retail properties.

Other income in fiscal 1995 included $600,000 of non-recurring contract extension and other fees earned in connection with the sale of a property.

Finance lease income decreased in fiscal 1996 as a result of the sale of four distribution properties in fiscal 1995 which were accounted for as direct finance leases.

During 1996, the outlook for the retail industry improved. However, certain retailers continued to report sluggish sales, intense competition for consumer dollars and lower profit margins. Recently, there have been a number of retailer bankruptcies and others are anticipated. As of October 31, 1996, two discount retailers occupying space at two of the Trust's retail properties are in various stages of bankruptcy. In one instance, the lease has been reassigned to a credit worthy tenant who continues on the lease and has met all of its obligations under the lease.
In the second instance, the tenant has historically reported good store sales and currently pays a modest rent. A third tenant closed its store and rejected its lease in bankruptcy. The Trust has obtained control of the lease and is actively seeking to re-tenant the space. While the Trust cannot predict the ultimate outcomes, it is optimistic and will monitor events in fiscal 1997.

The gains on sales of properties in 1996 resulted from the sales of two office properties in Denver, Colorado and Houston, Texas and one retail property in Manassas,Virginia.

Expenses

Total expenses were $20,502,000 in fiscal 1996 compared to $26,556,000 in fiscal 1995. Included in fiscal 1995 expenses were write-downs in the carrying value of investments of $7,000,000 to the carrying values of two of the Trust's non-core properties to their estimated net realizable values. (See discussion under Liquidity and Capital Resources). Property expenses totalled $8,780,000 in fiscal 1996, compared to $7,691,000 in fiscal 1995. For properties owned during both 1996 and 1995, expenses in fiscal 1996 increased by 12% principally from higher snow removal costs, real estate taxes, and repairs.
The increase in property expenses related to properties acquired or sold during fiscal 1996 and 1995 amounted to $370,000 in fiscal 1996.

Interest expense in fiscal 1996 decreased from the repayment of outstanding borrowings under the Trust's credit lines and approximately $16.6 million in mortgage notes payable. The credit lines and mortgage notes payable were repaid from proceeds of sales of properties.

Depreciation and amortization increased to $5,132,000 in fiscal 1996 from $4,804,000 in fiscal 1995 from the addition of two properties acquired in fiscal 1995 and capital expenditures for tenant improvements and deferred charges.

General and administrative expenses decreased in fiscal 1996 principally from the absence of rental expense incurred under a lease agreement which expired in December 1995 for the Trust's former executive office space. The Trust currently occupies space in one of its office properties.


Fiscal 1995 vs. Fiscal 1994

Revenues

Total revenues increased 20.5% to $22,853,000 in fiscal 1995 compared to $18,969,000 in fiscal 1994. Rental income, including the income portion of rentals received in respect of direct finance leases, comprised 93% of total revenues (94% in fiscal 1994). Rental income from retail properties increased 25.9% to $14.5 million from $11.5 million in fiscal 1994. Most of the increase was attributable to two retail properties acquired during fiscal 1995 which increased rental income by $2.1 million. During the year, the Trust leased or renewed 153,400 square feet of retail space (9% of the Trust's gross retail leasable space).
Gross rents from office properties increased nearly 10% to $5.4 million compared to $4.9 million in fiscal 1994 from higher occupancy and rent levels.

Other income in fiscal 1995 included $600,000 of non-recurring contract extension and other fees earned in connection with the sale of a department store property.

Expenses

Total expenses were $26,556,000 in fiscal 1995, compared to $17,707,000 in fiscal 1994. Included in expenses in fiscal
1995 and 1994 were write-downs in the carrying values of investments of $7,000,000(see discussion under Liquidity and Capital Resources) and $1,086,000, respectively. The $1,086,000 write-down reflects a charge to record a $4,836,000 mortgage note receivable held by the Trust and collateralized by an office
building at its net realizable value.   The Trust had
previously determined that the long term economic prospects for the building had declined and decided to offer the mortgage note for sale. The mortgage note was subsequently sold at its net realizable value.

Property expenses increased 7% to $7,691,000 in fiscal 1995, from $7,185,000 in fiscal 1994. The increase in property expenses was primarily the result of the addition of new properties. The level of property expenses in 1995 for properties owned during both 1995 and 1994 decreased by 2%. Interest expense rose by $1,506,000 from the addition of $30.7 million of new mortgage notes payable in fiscal 1995 and late 1994. Also, interest expense on credit line borrowings rose from increases in the prime rate and LIBOR during the period.

General and administrative expenses increased in fiscal 1995 principally from professional fees incurred in connection with the Trust's proxy and other filings during the year, and costs and expenses related to the relocation of the Trust to its new headquarters.

Depreciation and amortization increased to $4,804,000 in fiscal 1995 from $4,075,000 in fiscal 1994 from the addition of three properties acquired at an aggregate cost of $52.6 million in fiscal 1995 and 1994 and capital expenditures for tenant improvements and deferred charges.

Item VIII.  Financial Statements and Supplementary Data.

  The consolidated financial statements required by this Item, together with the report of the Trust's independent public accountants thereon and the supplementary financial information required by this Item are included under Item XIV of this Annual Report.

Item IX. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  No information is required to be reported under this Item.

                            PART III

Item X.Directors and Executive Officers of the Registrant.

  The Trust has filed with the Securities and Exchange
Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 12, 1997. The additional information required by this Item is included under the caption
"ELECTION OF TRUSTEES" of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.

  The following sets forth certain information regarding the executive officers of the Trust:

     Name                  Age     Offices Held

     Charles J. Urstadt    68      Chairman and Chief Executive
                                   Officer (since September 1989)

     Willing L. Biddle     35      President and Chief Operating
                                   Officer (since December,
                                   1996); Executive Vice
                                   President and Chief Operating
                                   Officer (since March, 1996);
                                   Senior Vice President -
                                   Management  (since June,
                                   1995); Vice President - Retail
                                   (June, 1994 to June, 1995);
                                   Vice President - Asset
                                   Management (April 1993 to
                                   1994); Vice President, Levites
                                   Realty Management Corp (1989
                                   to 1993); prior to 1989,
                                   Second Vice President, Chase
                                   Manhattan Bank

     James R. Moore        48      Executive Vice President and
                                   Chief Financial Officer (since
                                   March, 1996); Senior Vice
                                   President and Chief Financial
                                   Officer (since September
                                   1989); Secretary (since April
                                   1987) and Treasurer (since
                                   December 1987); Vice
                                   President-Finance and
                                   Administration (April 1987 to
                                   September 1989); prior to
                                   April 1987, Senior Manager,
                                   Ernst & Young


     Raymond P. Argila     48      Senior Vice President and
                                   Chief Legal Officer (since
                                   June 1990); formerly Senior
                                   Counsel, Cushman & Wakefield,
                                   Inc., (September 1987 to May
                                   1990) and associated with
                                   Finley, Kumble, Wagner, Heine,
                                   Underberg, Manley, Myerson &
                                   Casey (from March to June
                                   1987); Vice President and
                                   Chief Legal Officer, Pearce,
                                   Urstadt, Mayer & Greer Realty
                                   Corp. from (January 1984 to
                                   March 1987.)



     Officers of the Trust are elected annually by the Trustees.

     Mr. Urstadt has been the Chairman of the Trustees since 1986, and a Trustee since 1975. Mr. Urstadt also serves as the President of Urstadt Property Company, Inc. (formerly Pearce, Urstadt, Mayer & Greer Inc.) and has served in such capacity for more than five years.

Item XI. Executive Compensation.

  The Trust has filed with the Securities and Exchange
Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 12, 1997. The information required by this Item is included under the caption "ELECTION OF
TRUSTEES - Compensation and Transactions with Management and
Others of such Proxy Statement and is incorporated herein by reference.

Item XII.  Security Ownership of Certain
           Beneficial Owners and Management.

  The Trust has filed with the Securities and Exchange
Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 12, 1997. The information required by this Item is included under the caption ELECTION OF
TRUSTEES - Security Ownership of Certain Beneficial Owners and
Management of such Proxy Statement and is incorporated herein by reference.

Item XIII. Certain Relationships and Related Transactions.

  The Trust has filed with the Securities and Exchange
Commission its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 12, 1997. The information required by this Item is included under the caption ELECTION OF
TRUSTEES - Compensation and Transactions with Management and
Others of such Proxy Statement and is incorporated herein by reference.

                            PART IV

Item XIV.  Exhibits, Financial Statements,Schedules and Reports on Form 8-K.

  A.   Financial Statements and Financial Statement Schedules

    1.   Financial Statements --

       The consolidated financial statements listed in the accompanying index to financial statements on Page 23 are filed as part of this Annual Report.

    2.   Financial Statement Schedules --

       The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 23.
       All other financial statement schedules are inapplicable.


  B.   Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended October 31, 1996.

  C.   Exhibits.

    Listed below are all Exhibits filed as part of this report.
    Certain Exhibits are incorporated by reference from documents previously filed by the Trust with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit

(3)    Articles of Incorporation and By-laws.

  3.1  Fourth Amended and Restated Declaration of Trust of the
       Trust, as amended, (incorporated by reference to Exhibit
       3.1 of the Registrant's Quarterly Report on Form
       10-Q for the quarter ended April 30, 1995).

  3.2 By-laws of the Trust, as amended (incorporated by reference to Exhibit 4.2 of the Registrant's Registration
       Statement on Form S-8 (No. 33-41408)).

(4)    Instruments Defining the Rights of
       Security Holders, Including Indentures.

  4.1  Common Shares:  See Exhibit 3.1 hereto.

  4.2  Preferred Shares:  See Exhibit 3.1 hereto.

  4.3 Preferred Share Purchase Rights: See Exhibits 3.1, 10.3 and 10.3.1 hereto.

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

     10.3.1   Amendment No. 1 dated May 14, 1996 to the Rights
              Agreement, dated as of October 28, 1988
              (incorporated herein by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated
              May 2, 1996).

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

     10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995).*

     10.7 Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle*.

     10.8 Countryside Square Limited Partnership Agreement of Limited Partnership dated as of November 22, 1996 between HRE Properties, as General Partner and the persons whose names are set forth on Exhibit A of the Agreement, as Limited Partners (incorporated by reference to Exhibit I of the Registrant's Current Report on Form 8-K dated November 22, 1996).

(21) Subsidiaries.

     21.1 List of Trust's subsidiaries (incorporated by reference to Exhibit 22.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988).

(23) Consents of Experts and Counsel.

     23.1 The consent of Arthur Andersen LLP to the incorporation by reference of their reports included or incorporated by reference herein in the Registrant's Registration Statements on Form S-3
              (No.33-57119), Form S-8 (No.2-93146) and Form S-8
              (No. 33-41408) is filed herewith as part of this report.

(27) Financial Data Schedule.

     27.1     Financial Data Schedule


*Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).


                         HRE PROPERTIES

Item XIVa.     INDEX TO FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULES



                                                                     Page

         Consolidated Balance Sheets at October 31, 1996 and 1995     24

         Consolidated Statements of Income for each of the
          three years ended October 31, 1996                          25

         Consolidated Statements of Cash Flows for each of the
          three years ended October 31, 1996                          26

         Consolidated Statements of Shareholders' Equity
          for each of the three years ended October 31, 1996          27

         Notes to Consolidated Financial Statements                   28-35

         Report of Independent Public Accountants                     36

Schedule.

The following consolidated financial statement schedules of HRE
Properties are included in Item XIV(d):

III      Real Estate and Accumulated Depreciation - October 31,1996   37

IV       Mortgage Loans on Real Estate - October 31, 1996             41

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                              October 31,
 ASSETS                                                   1996          1995

Real Estate Investments:
  Properties owned - at cost, net of accumulated
  depreciation                                         $ 88,280       $ 85,966
  Properties available for sale - at cost, net of
  accumulated depreciation and recoveries                32,986         46,212
  Mortgage notes receivable                               3,706          3,937
                                                        124,972        136,115

Cash and cash equivalents                                 1,819          7,097
Interest and rent receivable                              2,795          2,691
Deferred charges, net of accumulated amortization         1,592          1,913
Other assets                                                982          1,283
                                                       $132,160       $149,099
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Bank loan                                             $      -     $    2,500
 Mortgage notes payable                                  39,798         57,212
 Accounts payable and accrued expenses                      774          1,014
Deferred trustees' fees                                     470            436
Other liabilities                                         1,152          1,355

                                                         42,194         62,517


Shareholders' Equity:
  Preferred shares, without par value; 2,000,000 shares
  authorized; none issued
  Common shares, without par value; unlimited shares
  authorized; 5,565,129 and 5,545,574 issued in 1996
  and 1995, respectively                                124,126        123,844
  Less 219,048 and 178,348 common shares held in
  treasury, at cost, respectively                        (3,492)        (2,861)
  Distributions in excess of accumulated net income     (30,668)       (34,401)
                                                         89,966         86,582
                                                       $132,160       $149,099




 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                        Year Ended October 31,
                                          1996   1995   1994
Revenues:
  Operating leases                    $ 22,770  $20,003  $16,498
  Financing leases                         612    1,165    1,392
  Interest and other                     1,050    1,685    1,079

                                        24,432   22,853   18,969

 Operating Expenses:
  Property expenses                      8,780    7,691    7,185
  Interest                               4,867    5,281    3,775
  Depreciation and amortization          5,132    4,804    4,075
  General and administrative expenses    1,545    1,610    1,423
  Trustees' fees and expenses              178      170      163
  Write-downs in carrying value of
  investments                                -    7,000    1,086

                                        20,502   26,556   17,707


 Operating Income (Loss)                 3,930   (3,703)   1,262

 Gains on Sales of Properties            6,341    7,567       82

 Net Income                            $10,271  $ 3,864  $ 1,344

 Net Income Per Common Share            $ 1.91    $ .72    $ .26
 Weighted Average Number of Common
  Shares Outstanding                     5,365    5,349    5,330






 The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                      Year Ended October 31,
                                                      1996      1995      1994
Operating Activities:
  Net income                                       $10,271   $ 3,864   $ 1,344
  Adjustments to reconcile net income to
         net cash provided by operating activities:
   Depreciation and amortization                     5,132     4,924     4,151
   Recovery of investment in properties owned
         subject to financing leases                   954     1,355     1,471
   Minority interests in results of consolidated
         jointventure                                   --        --       (20)
   Gains on sales of properties                     (6,341)   (7,567)      (82)
   Write-downs in carrying value of investments         --     7,000     1,086
   (Increase) in interest and rent receivable         (104)     (348)   (1,039)
   Increase (decrease) in accounts payable and
          accrued expenses                            (206)      (95)       97
   (Increase) decrease in other assets and other
           liabilities, net                             95       (98)     (619)

   Net Cash Provided by Operating Activities         9,801     9,035     6,389

 Investing Activities:
  Acquisitions of properties                          (880)  (26,809)  (25,816)
  Improvements to existing properties owned and
           deferred charges                         (5,617)   (2,959)   (1,764)
  Proceeds from sale of mortgage note receivable        --     3,750        --
  Net proceeds from sale of investment in
           unconsolidated joint venture                 --         --      250
  Net proceeds from sales of properties             17,988     12,822      454
  Contract deposit received                             --         --      500
  Payments received on mortgage notes receivable       231         76       68
  Miscellaneous                                         --       (119)      (4)

  Net Cash Provided by (Used in)
  Investing Activities                              11,722    (13,239) (26,312)

 Financing Activities:
  Proceeds from bank loans                           5,250         --    5,000
  Proceeds from mortgage notes                       6,000     11,250   22,500
  Dividends paid                                    (6,538)    (6,100)  (5,861)
  Proceeds from sales of common shares                 282        337      302
  Purchases of common shares for treasury             (631)        --       --
  Payments on mortgage notes payable and bank loan (31,164)    (2,924)    (341)

  Net Cash Provided by (Used in)
  Financing Activities                             (26,801)     2,563   21,600

 Net Increase (Decrease) In Cash and
 Cash Equivalents                                   (5,278)    (1,641)   1,677
 Cash and Cash Equivalents at Beginning of Year      7,097      8,738    7,061

 Cash and Cash Equivalents at End of Year         $  1,819    $ 7,097  $ 8,738


 The accompanying notes to consolidated financial statements are an integral part of these statements.





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                        Common Shares                      (Distributions
                                                                Treasury   In Excess of
                                         Outstanding     Issued  Shares,   Accumulated
                                              Number     Amount  at Cost   Net Income)  Total

Balances - October 31, 1993                5,320,106   $123,205  $(2,861)  $(27,648)  $92,696
 Net income                                       --         --       --      1,344     1,344
 Cash dividends paid ($1.10 per share)            --         --       --     (5,861)   (5,861)
 Sale of additional common shares under
    dividend reinvestment plan                18,048        261       --         --       261
 Common shares issued upon exercise of
   stock options                               3,542         41       --         --        41

 Balances - October 31, 1994               5,341,696    123,507   (2,861)   (32,165)   88,481
  Net income                                      --         --       --      3,864     3,864
  Cash dividends paid ($1.14 per share)           --         --       --     (6,100)   (6,100)
  Sale of additional common shares under
   dividend reinvestment plan                 18,862        260       --         --       260
  Common shares issued upon exercise of
   stock options                               6,668         77       --         --        77

Balances - October 31, 1995                5,367,226    123,844   (2,861)   (34,401)   86,582
 Net income                                      --         --       --      10,271    10,271
 Cash dividends paid ($1.22 per share)           --         --       --      (6,538)   (6,538)
 Sale of additional common shares under
  dividend reinvestment plan                 19,555         282      --          --      282
 Purchases of common shares held in
  treasury                                  (40,700)        --      (631)        --     (631)


Balances - October 31, 1996                5,346,081   $124,126   (3,492)  $(30,668)  $89,966

The accompanying notes to consolidated financial statements are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
HRE Properties, a real estate investment trust, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.
Other assets include office and retail buildings and industrial properties. The Trust's major tenants include supermarket chains and other retailers who sell basic necessities and multi-national industrial corporations.

Principles of Consolidation
The consolidated financial statements include the accounts of HRE Properties (the Trust), its wholly-owned subsidiary, and a joint venture in which the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Federal Income Taxes
The Trust believes it qualifies and intends to continue to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Under those sections, a trust, among other things, that distributes at least 95% of its real estate trust taxable income will not be taxed on that portion of its taxable income which is distributed. The Trust has distributed all of its taxable income for the fiscal years through 1996. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Trust prior to the dividends paid deduction for the years ended October 31, 1996, 1995 and 1994 was approximately $5,200,000, $3,600,000, and
$2,200,000, respectively. Taxable income in fiscal 1996 and 1995 was reduced through the utilization of available capital loss carry-overs of $2,600,000 and $2,900,000, respectively. The difference between net income for financial reporting purposes and taxable income results from, among other things, differences in adjusted bases for capital gains and losses and different methods of accounting for leases and depreciable lives related to the properties owned.

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

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Trust is required and plans to adopt the Statement on November 1, 1996. The Statement requires, among other things, that assets to be disposed of be carried at the lower of cost or fair value less costs to dispose. Management does not expect the impact on the consolidated financial statements resulting from the adoption of the provisions of this Statement to be material.

Capitalization
The Trust capitalizes all direct costs relating to the acquisition of real estate investments and costs relating to improvements to properties. The Trust also capitalizes all direct costs relating to its successful leasing activities.

Income Recognition
Revenues from operating and finance leases include revenues from properties owned and properties available for sale. Rental income is generally recognized based on the terms of leases entered into with tenants. Rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Additional rents which are provided for in leases, are recognized as income when earned and their amounts can be reasonably estimated. Interest income is recognized as it is earned. Gains and losses on sales of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

Statements of Cash Flows
The Trust considers short-term investments with original maturities of 90 days or less to be cash equivalents.

Use of Estimates
The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

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


(2) REAL ESTATE INVESTMENTS

The Trust's investments in real estate were composed of the following at October 31, 1996 and 1995
(in thousands):

                                   Properties      Mortgage
                     Properties     Available        Notes     1996     1995
                          Owned      for Sale     Receivable  Totals    Totals

Retail                $  86,469      $ 16,553      $ 3,706 $ 106,728 $ 105,330
Office                    1,507         7,864           --     9,371    20,945
Distribution and Service     --         7,769           --     7,769     8,736
Undeveloped Land            304           800           --     1,104     1,104

                       $ 88,280      $ 32,986      $ 3,706 $ 124,972  $136,115

The Trust's investments at October 31, 1996, consisted of equity interests in 18 properties which are located in various regions throughout the United States and mortgage notes. The following is a summary of the geographic locations of the Trust's investments at October 31, 1996 and 1995 (in thousands):

                                              1996         1995
Northeast                                  $90,649      $89,211
Southeast                                   14,137       15,153
Midwest                                     10,418       10,910
Rocky Mountain                                 800        8,916
Southwest                                    7,015        9,909
Pacific Coast and Northwest                  1,953        2,016
                                          $124,972     $136,115

(3) PROPERTIES OWNED

The components of properties owned  were as follows (in thousands):

                                         1996          1995
Land                               $   17,068      $ 17,068
Buildings and improvements             84,034        79,165
                                      101,102        96,233
Accumulated depreciation              (12,822)      (10,267)

                                   $   88,280      $ 85,966

Space at properties owned by the Trust is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on noncancellable operating leases become due as follows: 1997 - $15,373,000; 1998 - $14,436,000; 1999 -
$13,007,000; 2000 - $11,664,000; 2001 - $8,685,000; and thereafter
- $62,415,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Trust's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional rents are included in rental income and aggregated approximately $281,000, $483,000, and $515,000 in 1996, 1995 and 1994, respectively.


(4) PROPERTIES AVAILABLE FOR SALE

In fiscal 1995, the Board of Trustees authorized a plan to sell all of the non-core properties of the Trust over the next several years. The non-core properties consist of all of the Trust's distribution and service properties, the Trust's office properties (with the exception of its headquarters), and certain retail properties located outside of the Northeast region of the United States. These properties, having a net carrying amount of $32,986,000 at October 31, 1996, have been classified as Properties Available for Sale in the accompanying consolidated financial statements. As a result of this change in investment strategy, the Trust recorded a charge of $7,000,000 in the 1995 consolidated statement of income to write-down the carrying value of the properties available for sale to their respective estimated net realizable values.

At October 31, 1996 and 1995, properties available for sale
consisted of the following (in thousands):
                                                   1996        1995

Properties available for sale subject to:
  Operating leases                             $ 25,832     $38,104
  Direct financing leases                         7,154       8,108
                                               $ 32,986     $46,212

Operating Leases
The components of properties available for sale subject to operating leases were as follows (in thousands):

                                                   1996        1995

Land                                           $  6,675     $ 8,898
Buildings and improvements                       32,871      48,874
                                                 39,546      57,772
Accumulated depreciation                        (13,714)    (19,668)
                                               $ 25,832     $38,104


Direct Financing Leases
The components of properties available for sale subject to direct financing leases were as follows (in thousands):

                                                                1996      1995

Total  minimum lease payments to be received                 $ 5,900   $ 7,431
Assumed residual values of leased property                     2,404     2,412
Unearned income                                               (1,150)   (1,735)

Investment in property subject to direct financing leases    $ 7,154   $ 8,108

Original cost of property subject to direct financing leases $16,276   $16,276

Assumed residual values are based upon a depreciated cost concept using estimated useful lives and thus do not contain an element of appreciation which may result by reason of inflation or other factors.

Minimum lease payments receivable on direct financing leases become due at a rate of $1,468,000 in 1997, $1,468,000 in 1998, $1,468,000 in 1999, $1,299,000 in 2000 and $197,000 in 2001.

In fiscal 1996, the Trust acquired one retail property at a purchase price of $880,000. The property is located adjacent to property already owned by the Trust.

Sales of Properties

In fiscal 1996, the Trust sold three properties for a net gain on sales of properties of $6,341,000.

In fiscal 1995 the Trust sold four industrial properties for gains on sales of properties of $7,567,000.

In fiscal 1994, the Trust sold an industrial property for a gain on sale of property of $82,000.



(5) WRITE-DOWNS IN CARRYING VALUE OF INVESTMENTS

In connection with the Trust's change in investment strategy and plan to sell its non-core properties, the Trust recorded a charge of $7,000,000 in fiscal 1995 to write-down the carrying value of the properties available for sale to their respective estimated net realizable values. (See Note 4)

The Trust held a participating mortgage in the principal amount of $4,836,000. The participating mortgage note was collateralized by an office property and entitled the Trust to a fixed rate of interest plus a participation in increases in the property's income
and market value.   In fiscal 1994,the Trust determined that the
long-term outlook for the property had declined due to, among other things, significant tenant turnover. As a result of these circumstances, the Trust changed its investment strategy with respect to this asset and offered the mortgage loan for sale and, in December 1994, the mortgage loan was sold for net proceeds of $3,750,000. As a result, the Trust recorded a charge of $1,086,000 in fiscal 1994, to write down the carrying value of the mortgage loan to its selling price, which charge is reflected in "Write-downs in carrying value of investments" in the 1994 consolidated statement of income.


(6) MORTGAGE NOTES RECEIVABLE

The Trust's mortgage notes receivable consist of fixed rate mortgages. The components of the mortgage notes receivable at October 31, 1996 and 1995 were as follows (in thousands):

                                                     1996      1995

Remaining principal balance                       $ 4,690   $ 4,977

Unamortized discounts to reflect market interest
rates at time of acceptance of notes               (  984)   (1,040)

                                                  $ 3,706   $ 3,937

At October 31, 1996, principal payments on mortgage notes receivable become due as follows:

1997 - $158,000; 1998 - $172,000; 1999 - $189,000; 2000 - $206,000;
2001 - $160,000; thereafter - $ 3,805,000.

At October 31, 1996, the remaining principal balance was due from two borrowers. The amount due from the largest individual borrower at October 31, 1996 was $2,346,000. The contractual interest rates on mortgage notes receivable range from 12% to 14%.


(7)  MORTGAGE NOTES PAYABLE AND  LINES OF CREDIT

At October 31, 1996 the Trust had seven nonrecourse mortgage notes payable totalling $39,798,000 ($51,606,000 at October 31, 1995)
which are due in installments over various terms extending to the year 2002 and which bear interest at rates ranging from 7.5% to 9.75%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of $68.4 million as of October 31, 1996.

Scheduled principal payments during the next five years are as follows: 1997 - $ 3,089,000; 1998 - $24,267,000; 1999 - $257,000;
2000 - $2,236,000; 2001 - $4,309,000; and thereafter -  $5,640,000.

The Trust also has available $15 million in unsecured lines of credit. Extensions of credit under one of the lines of credit in the amount of $10 million is subject to the bank's satisfaction of certain conditions, including the intended use of proceeds. The lines of credit expire in fiscal 1997 and bear interest at rates tied to the prime rate or LIBOR. A condition for one of the credit lines in the amount of $5 million requires the Trust to maintain a compensating balance of $525,000. The Trust had no outstanding borrowings under either line of credit at October 31, 1996 ($2,500,000 at October 31, 1995).

Interest paid for the years ended October 31, 1996, 1995 and 1994 was $4,945,000, $5,304,000, and $3,668,000 respectively.


(8) STOCK OPTIONS AND SHAREHOLDER RIGHTS PLAN

At October 31, 1996, 453,665 shares of the Trust's authorized but unissued stock were reserved for issuance to key employees of the Trust and certain non-employee trustees under the Trust's stock option plan. Options are granted at fair market value on the date of the grant and are generally exercisable in installments over a maximum period of four years from the date of grant. A summary of stock options at October 31, 1996 and 1995 is as follows:


                                               Number  Option Price
                                            of Shares     Per Share
Outstanding at October 31,
  1996                                        440,082  $11.38-$25.50
  1995                                        376,248  $11.38-$25.50
  Exercisable at October 31, 1996             285,330  $11.38-$25.50

No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to shareholders' equity. During the year ended October 31, 1995, options to purchase 6,668 common shares were exercised.
There were no options exercised in fiscal 1996.

Stock appreciation rights may be issued in tandem with the stock options, in which case, either the option or the right can be exercised. Such rights entitle the grantee to payment in cash or a combination of common shares and cash equal to the increase in the value of the shares covered by the option to which the stock appreciation right is related. The plan limits the value of the stock appreciation rights to 150% of the option price for the related shares. The excess of the market price of the shares over the exercise price of vested options is charged to expense. For the years ended October 31, 1996, 1995 and 1994, there were no amounts charged to expense.

The Board of Trustees adopted a Preferred Share Purchase Rights Plan in 1988 and declared a dividend distribution of one preferred share purchase right for each outstanding common share. The Plan was amended in 1996 to increase the beneficial ownership threshold which triggers the exercisability of the rights. The rights, which expire on November 13, 1998, are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Trust one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The rights will become exercisable 10 days after a person or group either acquires 25% ("acquiring person") or more of the Trust's shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the shares. Following any such 25% acquisition, shareholders other than the acquiring person will be entitled to use the rights to purchase common shares of the Trust at 50% of market value.

If the Trust is involved in a merger or other business combination at any time after the rights become exercisable, the rights will be modified to entitle a holder other than the acquiring person to purchase a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.


(9) OTHER MATTERS

In a prior year, as a part of a real property transfer and mortgage transaction, the Trust negotiated an option to purchase a 117,500 square foot retail property upon the occurrence of certain events, for one dollar. The property is triple net leased to a single tenant under a long-term lease arrangement. In fiscal 1996, the Trust exercised its option. However, the property's owner of record has contested the option and has commenced an action against the Trust to declare the option unenforceable. The Trust has counterclaimed, and intends to vigorously pursue the litigation. There is a $2 million mortgage lien recorded against the property, the priority of which is being evaluated.

In March 1996, the Trust's Board of Trustees authorized a program to purchase up to one million of the Trust's common shares periodically. The Trust purchased 40,700 common shares in fiscal
1996 which are held in treasury.


(10)  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Trust would utilize for loans of similar risk and duration. At October 31, 1996, the estimated aggregate fair value of the mortgage notes receivable is $3,900,000.

Mortgage notes payable with an aggregate carrying value of $39,798,000 have an estimated aggregate fair value of $40,000,000 at October 31, 1996. Estimated fair value is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Trust for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.


(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended
October 31, 1996 and 1995 are as follows
(in thousands, except per share data):

                                 Year Ended October 31, 1996              Year Ended October 31, 1995
                                        Quarter Ended                            Quarter Ended
                               Jan 31  Apr 30  July 31    Oct 31        Jan 31    Apr 30   July 31  Oct 31

Revenues                      $ 6,154 $ 6,076  $ 5,955  $  6,247       $ 5,169   $ 5,606  $  5,815  $6,263

Income (loss) before gains
 on sales of properties (1)   $   778 $   914  $1,053   $ 1,185        $   575   $   668  $ (6,252) $1,306
Gains (losses) on sales of
  properties                    6,252      --     389      (300)            --     5,502        --   2,065

Net Income (loss)             $ 7,030 $   914  $1,442   $   885        $   575   $ 6,170  $ (6,252) $3,371

Per share:

Net Income (loss)             $  1.31  $   .17  $ .26   $   .17        $   .11   $   1.15   $ (1.17) $ .63

(1) Quarter ended October 31, 1995 results include other income of $600,000 earned in connection with the contract for sale of one of the Trust's properties.

     Quarter ended July 31, 1995 results include a charge of $7,000,000 to reflect the carrying values of two properties available for sale at their net realizable values.

(12) SUBSEQUENT EVENTS

In December 1996, subject to shareholder approval, the Board of Trustees approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland to, among other things, provide for enhanced flexibility in the conduct of its business in carrying out the strategic objectives of the Trust. The plan of reorganization will be effected by means of a merger of the Trust into a Maryland corporation wholly owned by the Trust under which each outstanding common share of the Trust will be converted into one share of common stock of the corporation. The plan of reorganization is subject to, among other things, approval of the shareholders of the Trust at its annual meeting in March, 1997.

In December 1996, the Trust obtained a commitment from a bank for a $2 million non recourse first mortgage loan secured by a retail property having a book value of approximately $3.1 million.

In December 1996, the Trust purchased approximately 85 acres of land in Carmel, New York at a cost of $275,000.

In November 1996, the Trust negotiated a settlement proposal with one of its tenants to recover, among other things, unpaid additional percentage rents including interest totalling $3.25 million. In accordance with the terms of its lease, the tenant will be required to aggregate the sales of all its stores in a specified radius when computing percentage rent due the Trust. The settlement proposal, including certain other modifications to the lease is expected to be completed and recorded as income in the Trust's first quarter of fiscal 1997.

On November 22, 1996, the Trust formed a limited partnership with certain shareholders of the Trust. The purpose of the partnership is to own, manage and redevelop the Trust's Countryside Square shopping center in Clearwater, Florida, a property available for sale in the accompanying Consolidated Balance Sheet at October 31, 1996. The Trust, as the general partner, contributed the shopping center at its net carrying amount (which amount approximates its fair value of $13 million), and the limited partners, including Kimco Realty Corp. who will manage the property, contributed 600,000 common shares of the Trust to the limited partnership. The partnership agreement provides for the limited partners to receive an annual cash preference from available cash of the partnership, as defined. Upon liquidation, proceeds from the sale of the partnership assets are to be distributed to the partners as follows: first, $12 million to the limited partners, next, $25 million to the Trust and the balance to the partners in proportion to the respective partnership interests. The property may be sold at any time after the third year of operation and the Trust has a right of first refusal on the sale of the property.

The partners are not obligated to make any additional capital contributions, however, to the extent that there is a shortfall in cash available for distributions, the general partner may elect to sell the common shares of the Trust held by the partnership in an amount equal to the shortfall amount, or contribute such shortfall amount to the partnership.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of HRE Properties:

We have audited the accompanying consolidated balance sheets of HRE Properties (the Trust), a Massachusetts voluntary association, and subsidiary as of October 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRE Properties and subsidiary as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

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

                                   ARTHUR ANDERSEN LLP




New York, New York
December 18, 1996

HRE PROPERTIES
OCTOBER 31, 1996
SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
-----------------------------------------------------
(In thousands)

COL. A                    COL. B        COL. C                  COL. D                   COL. E            COL. F      COL. G/H
                                                         Costs Capitalized Sub.   Amount at which Carried
                                  Initial Cost to Trust      to Acquisition         at Close of Period    Accumulated  Date
Description                                Building &    Carrying  Building &         Building &          Depreciation Constructed
and Location          Encumbrances  Land  Improvements    Costs   Improvements  Land Improvements  Total  Note(b)      or Acquired
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO OPERATING
LEASES (Note (a) ):
-----------------------------------

OFFICE BUILDINGS:
  Greenwich, Connecticut      $575    $199        $795       $0         $45      $199     $840    $1,039      $76        1993  31.5
  Greenwich, Connecticut         0     111         444        0          21       111      465       576       33        1994  31.5
  Southfield, Michigan           0   1,000      10,280        0         833     1,000   11,113    12,113    4,249        1983  35
                               575   1,310      11,519        0         899     1,310   12,418    13,728    4,358

SHOPPING CENTERS:
  Clearwater, Florida            0   3,689     17,273         0       2,881     3,689   15,354    19,043   6,439   1985      40
  Springfield, Massachusetts     0   1,372      3,656         0      12,147     1,372   15,803    17,175   5,397   1970      40
  Farmingdale, New York      2,575   1,029      4,174         0         106     1,029    4,280     5,309     437   1993      31.5
  Somers, New York           2,458     821      2,600         0          30       821    2,630     3,451     325   1992      31
  Wayne, New Jersey          9,100   2,492      9,966         0         273     2,492   10,239    12,731   1,056   1992      31
  Meriden, Connecticut      14,722   5,000     20,309         0         467     5,000   20,776    25,776   1,910   1993      31.5
  Danbury, Connecticut       5,940   3,850     15,811         0         597     3,850   16,408    20,258     782   1994      31.5
  Tempe, Arizona                 0     114        766         0           0       114      766       880      14   1996      40
  Carmel, New York               0   1,470      5,973         0          26     1,470    5,999     7,469     163   1995      31.5
                            34,795  19,837     80,528         0      16,527    19,837   92,255   112,092  16,523

DEPARTMENT STORES:
  Tempe, Arizona                 0     378      1,518         0         970       378    2,488     2,866   1,387   1970      40
  Mesa, Arizona                  0     440      1,631         0         989       440    2,620     3,060   1,457   1971      40
                                 0     818      3,149         0       1,959       818    5,108     5,926   2,844

INDUSTRIAL SERVICE CENTER:
  Syracuse, New York             0     253        530         0           0       253      530      783     168    1973      40

                                 0     253        530         0           0       253      530      783     168


MIXED USE FACILITY: RETAIL/OFFICE:

  Newington, New Hampshire   4,428     421      1,997         0       4,597       421    6,594    7,015   2,643    1979      40


LAND:

  Newington, New Hampshire        0    305          0         0          0        305        0      305       0    1981       -
  Denver, Colorado                0    799          0         0          0        799        0      799       0    1988       -


TOTAL REAL ESTATE
  SUBJECT TO OPERATING
  LEASES...                 $39,798 $23,743    $97,723       $0    $23,982    $23,743 $116,905 $140,648 $26,536








HRE PROPERTIES
OCTOBER 31, 1996
SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
------------------------------------------------------------------
(In thousands)

COL. A             COL. B               COL. C                  COL. D                         COL. E             COL. F
                                                                                                                 Net Investment
                                                                                Remaining                        in  Properties
Description                              Building &    Carrying   Building &   Minimum Lease Residual  Unearned  Subject to
and Location    Encumbrances     Land   Improvements     Costs   Improvements   Payments      Value    Income     Financin

REAL ESTATE SUBJECT TO FINANCING
LEASES (Notes (c) and (e) ):
-----------------------------------

INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)

  St. Louis, Missouri     0       523      2,253            0          2,363     1,585         1,167     (333)      2,419   1970
  Dallas, Texas           0       193      2,266            0          4,195     2,547           841     (482)      2,906   1970
  Deferred Lease
    Renewal Rights        0         0          0            0            296         0           296        0         296   1981
                          0       716      4,519            0          6,854     4,132         2,304     (815)      5,621


INDUSTRIAL DISTRIBUTION CENTER:
(Leased to Firestone Tire and
  Rubber Company):

  Albany, Georgia         0       835      3,343            0              0     1,768           100     (335)      1,533   1972


TOTAL REAL ESTATE
  SUBJECT TO FINANCING
  LEASES...              $0    $ 1,551    $ 7,862         $ 0        $ 6,854    $5,900        $2,404  ($1,150)     $7,154



HRE PROPERTIES
OCTOBER 31, 1996
SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION -CONTINUED
-----------------------------------------------------------------
(In thousands)

NOTES:                                                         1996      1995      1994

  (a) RECONCILIATION OF PROPERTIES OWNED SUBJECT TO OPERATING
        LEASES

       Balance at beginning of year                         $154,005 $132,085  $105,926

   Property improvements during the year                       5,263    1,816       907

   Property acquired during the year                             880   27,104    25,816

   Writedown in carrying value of properties                      --   (7,000)       --

   Property sold or disposed of during the year              (19,500)      --      (564)

 Balance at end of year                                     $140,648 $154,005  $132,085


  (b) RECONCILIATION OF ACCUMULATED DEPRECIATION

 Balance at beginning of year                                $29,935  $26,173   $22,837

   Provision during the year charged to income                 4,454    4,099     3,531

   Property sold during the year                              (7,853)    (337)     (195)

 Balance at end of year                                      $26,536  $29,935   $26,173


  (c) RECONCILIATION OF PROPERTIES OWNED SUBJECT TO
        FINANCING LEASES-


 Balance at beginning of year                                $ 8,108  $14,719    $16,190

   Recovery of investment in property owned subject to
    financing leases                                          (  954)  (1,355)    (1,471)

   Property sold during the year                                  --   (5,256)        --

 Balance at end of year                                       $7,154  $ 8,108    $14,719


  (d)Tenant improvement costs are depreciated over the life of the related leases, which range from 3 to 25 years.

  (e)The difference between the initial costs tothe Trust and costs capitalized subsequent to acquisition and the amount at which carried at close of period represents accumulated depreciation for the period prior to classification of these the period thereafter.

   (f)The aggregate cost basis of real estate for Federal income tax purposes at October 31,1996 is $173,040,000.

HRE PROPERTIES
OCTOBER 31, 1996
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
-------------------------------------------

       COL. A                   COL.B         COL. C            COL. D              COL. E           COL. F
                                                                                 Face Amount    Carrying Amount
                                                                                of Mortgages      of Mortgages
                            Interest Rate   Final Maturity      Periodic         (Note (b) )     (Note (a) )
     Description           Coupon Effective     Date          Payment Terms     (In Thousands)   (In Thousands)

I. FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (NOTES (c) and (d):

Retail Store:
  Fall River, Massachusetts      9%   14%  04-01-2013     Payable in monthly        $1,225       $918
                                                          Installments of $11,920.


Retail Store:
  Erie, Pennsylvania              9%   14%  07-01-2013     Payable in monthly        1,119        835
                                                           Installments of $10,787.
Retail Store:
  Riverside, California           9%   12%  01-15-2013     Payable in quarterly      2,050      1,673
                                                           Installments of $54,313.

Total First Mortgage Loans                                                           4,394      3,426


II. SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (Notes (c) and (e) ):

Retail Store:
  Riverside, California            9%   12%  01-15-2001     Payable in quarterly
                                                            Installments of $21,135.   296        280

TOTAL MORTGAGE LOANS ON REAL ESTATE                                                 $4,690     $3,706



SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE (CONTINUED)

NOTES TO SCHEDULE IV

                                                        Year Ended October 31,
Reconciliation of Mortgage Loans on Real Estate
-------------------------------------------------
                                                    1996            1995       1994
                                              ------------      ----------     ------
(a) Balance at beginning of period:               $3,937         $7,763    $8,917


     Deductions during current period:

     Prepayment of Mortgage Loan                    (143)           ----      ----
     Sale of Mortgage                               ----          (3,750)     ----

     Collections of principal and
     amortization of discounts                        (88)           (76)      (68)

     Writedown in carrying value of Mortgage Loan    -----          -----    (1,086)

     Balance at close of period:                   $3,706         $3,937    $ 7,763


(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages.
(c) At October 31, 1996 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)  There are no prior liens for any of the First Mortgage Loans on Real
     Estate.
(e)  The First Mortgage Loan on this property is held by the Trust.





                                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               HRE PROPERTIES



               By:  /S/ CHARLES J. URSTADT
                    Charles J. Urstadt
                   Chairman and Chief Executive Officer








Dated: January 22, 1997





















     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ CHARLES J. URSTADT                                       January 22, 1997
Charles J. Urstadt
Chairman and Trustee
(Principal Executive Officer)



/s/ JAMES R. MOORE                                            January 22, 1997
James R. Moore
Executive Vice President - Chief
  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)



/s/ E. VIRGIL CONWAY                                          January 22, 1997
E. Virgil Conway
Trustee



/s/ ROBERT R. DOUGLASS                                        January 22, 1997
Robert R. Douglass
Trustee



/s/ PETER HERRICK                                             January 22, 1997
Peter Herrick
Trustee



/s/ GEORGE H. C. LAWRENCE                                     January 22, 1997
George H. C. Lawrence
Trustee



/s/ PAUL D. PAGANUCCI                                         January 22, 1997
Paul D. Paganucci
Trustee


/s/ JAMES O. YORK                                             January 22, 1997
James O. York
Trustee







                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Annual Report on Form 10-K for the year ended October 31,1996 of HRE Properties, into its previously filed Registration
Statement on Form S-3 (No.33-57119) and its previously filed Registration
Statements on Form S-8 (No.2-93146 and No. 33-41408), and to the reference to our Firm under the caption"Experts" in said Registration Statements.




                                   ARTHUR ANDERSEN LLP





New York, New York
January 22, 1997
